Form 10-Q
period 2010-06-30
GreenPlex Services, Inc.
filed 2010-08-31
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-54046

(Commission file number)

GREENPLEX SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0856924	208-591-3281
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

10183 North Aero Drive, Suite 2 Hayden, ID 83835
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On August 30, 2010, there were 1,630,000 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Greenplex Services, Inc.

June 30, 2010 and 2009

GreenPlex Services, Inc.
Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current Assets
Cash	$1,600	$47,860
Accounts receivable	3,359

Total Current Assets	4,959	47,860

Landscaping Equipment
Landscaping equipment	25,921	5,832
Less: Accumulated depreciation	(2,759)	(389)

Landscaping Equipment, net	23,162	5,443

Total Assets	$28,121	$53,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$11,186	$6,000
Customer prepayments	4,722
Sales tax payable	1,545	236
Accrued payroll liabilities	4,718	5,306

Total Current Liabilities	20,650	11,542

Stockholders’ Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
1,480,000 shares issued and outstanding	1,480	1,480
Additional paid-in capital	87,120	87,120
Accumulated deficit	(82,650)	(46,839)

Total Stockholders' Equity	5,950	41,761

Total Liabilities and Stockholders' Equity	$28,121	$53,303

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Unaudited)	(Unaudited)

REVENUES	$17,982	$19,282

OPERATING EXPENSES

Advertising and promotion	391	391
Depreciation	1,432	2,370
General and administrative	8,325	14,111
Payroll expenses	11,550	22,876
Professional fees	6,489	15,345

Total Operating Expenses	28,187	55,093

LOSS BEFORE TAXES	(10,205)	(35,811)

INCOME TAX PROVISION	-	-

NET LOSS	$(10,205)	$(35,811)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,480,000	1,480,000

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity
For the Period from September 2, 2009 (Inception) through June 30, 2010
(Unaudited)

	Common Stock, $0.001 Par Value			Deficit accumulated
			Additional	During the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

Balance, September 2, 2009 (inception)	-	$-	$-	$-	$-

Shares issued to Directors and President for cash
at $0.01 per share, on September 2, 2009	600,000	600	-		600

Shares issued for cash at $0.10 per share
for the period ended September 30, 2009	695,000	695	68,805		69,500

Shares issued for cash at $0.10 per share
for the period ended October 31, 2009	185,000	185	18,315		18,500

Net loss				(46,839)	(46,839)

Balance, December 31, 2009	1,480,000	$1,480	$87,120	$(46,839)	$41,761

Net loss				(35,811)	(35,811)

Balance, June 30, 2010	1,480,000	$1,480	$87,120	$(82,650)	$5,950

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

For the
Six Months Ended
June 30, 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,811)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	2,370
Changes in operating assets and liabilities:
Accounts receivable	(3,359)
Customer prepayments	4,722
Accounts payable and accrued liabilities	5,186
Sales tax payable	1,309
Accrued payroll liabilities	(588)

NET CASH USED IN OPERATING ACTIVITIES	(26,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment	(20,089)

NET CASH USED IN INVESTING ACTIVITIES	(20,089)

NET CHANGE IN CASH	(46,260)

Cash, Beginning of Period	47,860

Cash, End of Period	$1,600

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-
Income tax paid	$-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

June 30, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

GreenPlex Services, Inc. (“GreenPlex” or the “Company”) was incorporated on September 2, 2009 under the laws of the State of Nevada for the purpose of serving both residential and commercial customers in the greater Spokane and Coeur d’Alene area.  Its services include (i) all aspects of lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program and (ii) sales representation of certain synthetic turf products and installation services in the geographic area of Eastern Washington and Northern Idaho.  The Company is committed to a “Green Philosophy” and where feasible, utilizing organic and socially responsible products, such as fertilizer and pesticides.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s S-1 registration filed with the SEC on April 8, 2010, which was declared effective on July 16, 2010.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful life of landscape equipment.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Landscape equipment

Landscape equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of landscape equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of either three (3) or five (5) years.  Upon sale or retirement of landscape equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived asset, which includes landscape equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, sales taxes payable, and accrued payroll liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenues:

(i) Lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program:  The Company derives its revenues from sales contracts with customers with revenues being generated when services are rendered.  Persuasive evidence of an arrangement is demonstrated via invoice and service agreement, service rendering is evidenced by a signed service application form by the service technician; the sales price to the customer is fixed upon signing of the service agreement and there is no separate sales rebate, discount, or volume incentive.

(ii) Commission income:  Commission income is recognized upon signing of sales order and delivery of product which the Company represents by the manufacturer.  On September 21, 2009, the Company entered into a sales representative agreement (“Sales Representative Agreement”). Pursuant to the Sales Representative Agreement the Company is compensated on sales leads provided by the Company at 3% percent of all prepaid and credit sales for all standard sales without volume discounts except product sample sales.  The Company needs to negotiate in advance of the sales commission percentage to be paid on all orders that the manufacturer allows a quantity discount or other trade concession.  Commission on refunds to customers or merchandise returned by the customer which commission has already been paid to the Company will be deducted from future commissions to be paid to the Company by the manufacturer.

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based compensation for obtaining employee services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of options, if any, is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company’s board of directors approved the adoption of the “Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on September 4, 2009.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the interim period ending June 30, 2010.

Net loss per common share

Net loss per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company has adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-24 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $82,650 at June 30, 2010 and had a net loss of $35,811 and cash used in operations of $26,171 for the interim period ended June 30, 2010, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPE EQUIPMENT

Landscape equipment, stated at cost, less accumulated depreciation at the interim period ended June 30, 2010 and at the year ended December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	December 31, 2009

Landscape equipment	3-5	$25,921	$5,832

		25,921	5,832
Less accumulated depreciation		(2,759)	(389)
		$23,162	$5,443

Depreciation expense

Depreciation expense is included in the statement of operations.  Depreciation expense was $2,370 for the interim period ended June 30, 2010.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of common stock

The Company was incorporated on September 2, 2009.  In September 2009, 200,000 shares of its common stock were sold to the Company’s founder and President at $0.001 per share for $200 in cash.

In September 2009, the Company sold 400,000 shares of its common stock to the Company’s two (2) members of the board of directors at $0.001 per share for $400 in cash.

During September 2009, the Company sold 695,000 shares of its common stock to various investors at $0.10 per share for $69,500 in cash.

During October 2009, the Company sold 185,000 shares of its common stock to various investors at $0.10 per share for $18,500 in cash.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Employment agreement

On September 15, 2009, the Company entered into an employment agreement (“Employment Agreement”) with James Jefferson (“Employee”), whereby the Employee works in the capacity of General Manager on a full-time basis and the Company agreed to pay Employee a salary of $36,000 per year, for the services of the Employee, payable on the first (1st day) and fifteenth (15th Day) of each month.  Employee shall also receive $300 a month vehicle allowance.  The Employment Agreement may be terminated by either the Company or the Employee upon 14 day written notice with or without cause as defined in the Employment Agreement.  If the Employment Agreement is terminated by the Company without cause the Company needs to pay the Employee on the date of the termination a severance allowance of $3,000 less taxes and social security required to be withheld.  Notwithstanding anything to the contrary contained in the Employment agreement, the Company may terminate the Employment Agreement upon 14 days notice to the Employee should any of the following events occur: (a) The sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (b) The sale, exchange, or other disposition, in one transaction of the majority of the Company's outstanding corporate shares; (c) The Company's decision to terminate its business and liquidate its assets; (d) The merger or consolidation of the Company with another Company; or (e) Bankruptcy or chapter 11 reorganization.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

On July 20, 2010, the Company sold 150,000 shares of its common stock to one investor at $0.05 per share for $7,500 in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR REGISTRATION STATEMENT ONF FORM S-1. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

General

GreenPlex Services, Inc. was organized under the laws of the State of Nevada on September 2, 2009.  We organized the Company for the express purpose of providing landscape and exterior property management services and product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake in the future a franchise opportunity program after a feasibility evaluation, according to our business plan, is completed and found to be reasonable.

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $22,042 from sales of services and has incurred a net loss of $81,129 for the period from September 2, 2009 (inception), through June 30, 2010.  $17, 982 of the total revenue has been earned in the three months ended June 30, 2010.  We saw this period of increased revenue due to the completion and use of the company spray truck, seasonal upswing in business, and mostly because of the evolution of the company from a development company focusing on start-up and organizational actions into an operating company focused on earning revenue, gaining customers, and providing services.  We expect these revenues to similarly continue though the period ended September 30, 2010.  The two quarters beyond that will depend upon the ability of the company to provide services for snow and ice removal, which it plans to offer.

For the period from September 2, 2009 (inception), through June 30, 2010, we incurred $25,047 in general and administrative expenses, $36,707 in professional fees, and $36,541 in payroll expenses.  For the three months ended June 30, 2010, we incurred $8,325 in general and administrative expenses, $6,489 in professional fees, and $11,550 in payroll expenses.  We expect these expenses to remain constant in future periods.

Our general and administrative expenses for the period from September 2, 2009 (inception), through June 30, 2010 included the following major expenses:

1.  Business licenses and permits at as cost of $1,196.

2.  Fuel at a cost of $2,635.

3.  Insurance expense at a cost of $1,853.

4.  Repairs and maintenance at a cost of $1,078.

5.  Work supplies at a cost of 3,454.

We will spend no time or financial resources on product research and development during the first two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations from; 1) the proceeds from sales of common stock offered pursuant to a private placement which was closed on September 30, 2009, in which we had gross proceeds of $88,000, and 2) a private placement of 150,000 shares for $7,500 on July 19, 2010.

As of June 30, 2010, we had $1,600 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the second quarter of 2010 has been approximately $3,000 per month, which doesn’t include equipment purchases.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past August 2010.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the period from September 2, 2009 (inception), through June 30, 2010 was $61,079.  Ongoing monthly financial commitments of the company include office rental of $200, salary to the General Manager of $3,000, and $300 to the General Manager for use of his truck for company business.

Net cash from financing activities for the period from September 2, 2009 (inception), through December 31, 2009, was $88,600.  This funding came from 44 investors in an offering of common stock at $0.10 per share that ended on September 30, 2009, and $600 total from our three officers for common stock at $.001 per share.  The net cash from financing activities for the six months ended June 30, 2010 was one investor for $7,500.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past August 2010, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond August 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.  Our critical accounting policies are:

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenues:

(i) Lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program:  The Company derives its revenues from sales contracts with customers with revenues being generated when services are rendered.  Persuasive evidence of an arrangement is demonstrated via invoice and service agreement, service rendering is evidenced by a signed service application form by the service technician; the sales price to the customer is fixed upon signing of the service agreement and there is no separate sales rebate, discount, or volume incentive.

(ii) Commission income:  Commission income is recognized upon signing of sales order and delivery of product which the Company represents by the Manufacturer.  On September 21, 2009, the Company entered into a sales representative agreement (“Sales Representative Agreement”).  Pursuant to the Sales Representative Agreement the Company is compensated on sales leads provided by the Company at 3% percent of all prepaid and credit sales for all standard sales without volume discounts except product sample sales.  The Company needs to negotiate in advance of the sales commission percentage to be paid on all orders that the Manufacturer allows a quantity discount or other trade concession.  Commission on refunds to customers or merchandise returned by the customer which commission has already been paid to the Company should be deducted from future commissions to be paid to the Company by the Manufacturer.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

As of June 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2010, we entered into definitive agreements relating to the private placement of $7,500 of our securities through the sale of 150,000 shares of its common stock at $0.05 per share to a single, accredited investor.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of Greenplex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

4.1	Form of 2010 Stock Purchase Agreement (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Previously filed with the SEC in Form S-1 on April 8, 2010, file number 333-165951, which exhibit is incorporated herein by reference.
(2)	Previously filed with the SEC in Form 8-K on July 23, 2010, file number 000-54046, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

August 30, 2010	By:	/s/ Kyle W. Carlson
Kyle W. Carlson President and Chief Executive Officer (Principal Executive Officer)

August 30, 2010	By:	/s/Susan L. Troyer
Susan L. Troyer Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)