Form 10-Q
period 2010-09-30
GreenPlex Services, Inc.
filed 2010-11-03
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On November 3, 2010, there were 1,630,000 outstanding shares of the registrant's common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Greenplex Services, Inc.

September 30, 2010 and 2009

Index to Financial Statements

CONTENTS	Page
Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	4
Statements of Operations for the Three and Nine Months Ended September 30, 2010 and for the Period from September 2, 2009 (inception) through September 30, 2009 (Unaudited)	5
Statement of Stockholders’ Equity for the Period from September 2, 2009 (Inception) through September 30, 2010 (Unaudited)	6
Statement of Cash Flows for the Nine Months Ended September 30, 2010 and for the Period from September 2, 2009 (inception) through September 30, 2009 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-15

GreenPlex Services, Inc.
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$4,835	$47,860
Accounts receivable	4,685	-

Total Current Assets	9,520	47,860

Landscaping Equipment
Landscaping equipment	25,921	5,832
Less: accumulated depreciation	(4,191)	(389)

Landscaping Equipment, net	21,730	5,443

Total Assets	$31,250	$53,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,141	$-
Accrued expenses	7,036	6,000
Sales tax payable	3,420	236
Accrued payroll liabilities	4,885	5,306

Total Current Liabilities	22,482	11,542

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
1,630,000 and 1,480,000 shares issued and outstanding, respectively	1,630	1,480
Additional paid-in capital	94,470	87,120
Accumulated deficit	(87,332)	(46,839)

Total Stockholders' Equity	8,768	41,761

Total Liabilities and Stockholders' Equity	$31,250	$53,303

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

			For the Period from
	For the Three Months	For the Nine Months	September 2, 2009
	Ended	Ended	(inception) through
	September 30, 2010	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$21,546	$40,828	$-

OPERATING EXPENSES

Advertising and promotion	-	391	-
Depreciation	1,432	3,802	97
General and administrative	6,407	20,518	7,747
Payroll expenses	11,273	34,149	2,099
Professional fees	7,116	22,461	11,100

Total Operating Expenses	26,228	81,321	21,043

LOSS FROM OPERATIONS	(4,682)	(40,493)	(21,043)

LOSS BEFORE TAXES	(4,682)	(40,493)	(21,043)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(4,682)	$(40,493)	$(21,043)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.03)	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,597,390	1,519,705	972,312

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity
For the Period from September 2, 2009 (Inception) through September 30, 2010
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 2, 2009 (inception)	-	$-	$-	$-	$-

Shares issued to Directors and President for cash
at $0.01 per share, on September 2, 2009	600,000	600	-		600

Shares issued for cash at $0.10 per share
for the period ended September 30, 2009	695,000	695	68,805		69,500

Shares issued for cash at $0.10 per share
for the period ended October 31, 2009	185,000	185	18,315		18,500

Net loss				(46,839)	(46,839)

Balance, December 31, 2009	1,480,000	1,480	87,120	(46,839)	41,761

Shares issued for cash at $0.05 per share
for the period ended July 20, 2010	150,000	150	7,350		7,500

Net loss				(40,493)	(40,493)

Balance, September 30, 2010	1,630,000	$1,630	$94,470	$(87,332)	$8,768

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

		For the Period
	For the Nine Months	from September 2, 2009
	Ended	(inception) through
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(40,493)	$(21,043)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	3,802	97
Changes in operating assets and liabilities:
Accounts receivable	(4,685)	-
Accrued expenses	1,036	2,600
Accounts payable	7,141	-
Sales tax payable	3,184	-
Accrued payroll liabilities	(421)	2,099

NET CASH USED IN OPERATING ACTIVITIES	(30,436)	(16,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment	(20,089)	(5,832)

NET CASH USED IN INVESTING ACTIVITIES	(20,089)	(5,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500	70,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,500	70,100

NET CHANGE IN CASH	(43,025)	48,021

Cash, Beginning of Period	47,860	-

Cash, End of Period	$4,835	$48,021

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

September 30, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the Period from September 2, 2009 (inception) through December 31, 2009 and notes thereto contained in the information as part of the Company’s S-1 registration filed with the SEC on April 8, 2010, which was declared effective on July 16, 2010.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses, sales tax payable, and accrued payroll liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, 2009 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or for the period from September 2, 2009 (inception) through September 30, 2009.

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

The Company’s board of directors approved the adoption of the “Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on September 4, 2009 (“2009 Stock Option Plan”).  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  1,000,000 shares of the Company’s common stock were authorized under the 2009 Stock Option Plan.

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the interim period ending September 30, 2010 or for the period from September 2, 2009 (inception) through September 30, 2009.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $87,332 at September 30, 2010 and had a net loss of $40,493 and net cash used in operating activities of $30,436 for the interim period ended September 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPE EQUIPMENT

Landscape equipment, stated at cost, less accumulated depreciation at September 30, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2010	December 31, 2009

Landscape equipment	3-5	$25,921	$5,832

		25,921	5,832
Less accumulated depreciation		(4,191)	(389)
		$21,730	$5,443

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $3,802 for the interim period ended September 30, 2010.

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

During September 2009, the Company sold 695,000 shares of its common stock to certain investors at $0.10 per share for $69,500 in cash.

During October 2009, the Company sold 185,000 shares of its common stock to certain investors at $0.10 per share for $18,500 in cash.

On July 20, 2010, the Company sold 150,000 shares of its common stock to one investor at $0.05 per share for $7,500 in cash.

NOTE 6 – CONCENTRATIONS

Customer and credit concentrations

Customer concentrations for the interim period ended September 30, 2010 and 2009 and credit concentrations at September 30, 2010 and December 31, 2009 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable At
	September 30, 2010	September 30, 2009	September 30, 2010	December 30, 2009

Cozza, Shawn	2.6%	-%	16.5%	-%

Edington, Jay	20.4%	-%	5.2%	-%

Holms & Associates	16.6%	-%	11.1%	-%

Kwasman, Judy & Michael	10.1%	-%	16.5%	-%

Tilaro, Pamela	8.8%	-%	19.1%	-%

	58.5%	-%	64.4%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 7– COMMITMENT AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed except a change in officers and directors.

                On October 25, 2010, the Board of Directors of Greenplex Services, Inc., (”the Company”) accepted the resignation of Ms. Susan L. Troyer as Chief Financial Officer, Treasurer, and Secretary, as well as a director of the Company.  Ms. Troyer no longer holds any officer or director position in the Company and desires to pursue other personal interests.  The resignation is effective October 25, 2010.  There were no disagreements between Ms. Troyer and our Board of Directors regarding any business practices or procedures.  By a board resolution dated October 26, 2010, Kyle W. Carlson was appointed to the offices of Chief Financial Officer and Treasurer.  And Andrew Christman was appointed to the office of Secretary.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $40,828 from sales of services.  $21,546 of the total revenue has been earned in the three months ended September 30, 2010.  We saw this increase in revenue over preceding six month period due to the completion and use of the company spray truck, seasonal upswing in business, and mostly because of the evolution of the company from a development company focusing on start-up and organizational actions into an operating company focused on earning revenue, gaining customers, and providing services.  We expect these revenues to similarly continue though the period ending December 31, 2010.  However this quarter and the next quarter’s revenues will depend upon weather due to seasonality and the ability of the company to provide services for snow and ice removal, which it plans to offer.

For the three months ended September 30, 2010, we incurred $6,407 in general and administrative expenses, $7,116 in professional fees, and $11,273 in payroll expenses.  For the nine months ended September 30, 2010, we incurred $20,518 in general and administrative expenses, $22,461 in professional fees, and $34,149 in payroll expenses.  We expect these expenses to remain constant in future periods.

Our general and administrative expenses for the nine months ended September 30, 2010 included the following major expenses:

1.  Business licenses and permits at as cost of $1,231.

2.  Fuel at a cost of $4,334.

3.  Insurance expense at a cost of $2,332.

4.  Repairs and maintenance at a cost of $1,078.

5.  Work supplies at a cost of $4,119.

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

As of September 30, 2010, we had $4,835 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the third quarter of 2010 has been approximately $1,500 per month, which doesn’t include equipment purchases.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past December 2010.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the nine months ended September 30, 2010 was $30,436.  Ongoing monthly financial commitments of the company include office rental of $200, salary to the General Manager of $3,000, and $300 to the General Manager for use of his truck for company business.

Net cash from financing activities for the period from September 2, 2009 (inception), through December 31, 2009, was $88,600.  This funding came from 44 investors in an offering of common stock at $0.10 per share that ended on September 30, 2009, and $600 total from our three officers for common stock at $.001 per share.  The net cash from financing activities for the nine months ended September 30, 2010 was one investor for $7,500.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past December 2010, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

As of September 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Form of Subscription Agreement 2009 (1)

4.2	Form of 2010 Stock Purchase Agreement (2)

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Previously filed with the SEC in Form S-1 on April 8, 2010, file number 333-165951, which exhibit is incorporated herein by reference.
(2)	Previously filed with the SEC in Form 8-K on July 23, 2010, file number 000-54046, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

November 3, 2010	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)