Form 10-K
period 2010-12-31
GreenPlex Services, Inc.
filed 2011-04-13
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

000-54046

(Commission file number)

GREENPLEX SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0856924	(208) 591-3281
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

10183 North Aero Drive, Suite 2 Hayden, ID 83835
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2010 is $92,400 based on the sale price of the shares in a private placement that closed in March of 2011 at a price of $0.08 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently quoted on the OTC Bulletin Board exchange, symbol “GRPX”.

Number of shares outstanding of the issuer’s common stock as of April 13, 2011: 1,817,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 16 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

ITEM 1. BUSINESS

Introduction

GreenPlex Services, Inc. was organized under the laws of the State of Nevada on September 2, 2009.  Our company was organized for the express purpose of providing landscape and exterior property management services to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible, utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake a feasibility study to determine if our business concept can evolve into a business franchise opportunity.  Our company is bonded, licensed and carries up to $2,000,000 of general business liability insurance.

We have one fully equipped spray truck that is composed of a one ton flatbed truck, two 350 gallon plastic chemical tanks, one 150 gallon plastic chemical tank, two high-pressure portable pumps and three 300 foot long of high pressure hoses.  Multiple tanks and hoses are a requirement to avoid cross contamination of different chemical and pesticides.  Our general manager, James Jefferson, is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator). Government approval is needed for the service of chemical spray application only and our other services and products do not require government approval.  The effect of existing governmental regulations on our business is minor, as we employ a Certified Commercial Spray Applicator and stay within the laws and regulations pertaining to the services we offer

We are mostly a service based company that will be orientated toward commercial, industrial, and residential clients.  Additional products that we sell are foliage, such as trees and shrubbery, material landscape beautification products and ornamentation, synthetic grass, fertilizers and pesticides, fire-retardant gels and foams, and items such as consumer greenhouses and compost centers.  Currently, we carry no product inventory except certain chemicals used for spraying.  We can acquire the aforementioned products through various local vendors or commercial product outlets and sell directly to clients when or as part of our corresponding services when necessary.  We plan to carry increased inventory in our various offered products when we complete future rounds of funding.  The service work will be seasonal in nature and much of the work will be secured on a bid basis and through service contracts.  We may employ seasonal and part-time employees and will not be required to pay certain expenses related to full time and year round employees.  We hired an individual as General Manager who brought clients to our company through existing relationships and his reputation in the industry.  Because of the harsh Winter conditions in the service area and no snow removal plan fully implemented by the company and required snow removal equipment purchased, the individual was laid off on December, 15 2010 and then re-hired pursuant to the same terms as conditions as his original contract on March 15,2011.  We are not currently dependent upon any suppliers, with the exception of our synthetic grass supplier, and all other equipment to be utilized by us will be off the shelf and manufactured by nationally recognized brand names in the industry.  We are in the ongoing process of acquiring equipment and we are researching the business and market, while advertising to attract clients.  Our activities up to December 2010 have mainly been organizational and developmental and we have only acquired a limited number of customers.  We do not have sufficient capital to enable us to commence and complete our strategic business plan.  We will require additional financing in order to conduct the business described in this section 11.A.

.

Business Strategy

Our activities to date have been limited primarily to organization, initial capitalization, business and product research, developing a website, preparing a comprehensive business and operating plan, evaluating the regulatory requirements of the industry, and securing clients.  For the year ended December 31, 2010, we had $52,054 in revenues from operations.  Our expenses for the year ended December 31, 2010 consisted primarily of professional fees related to accounting and public reporting, taxes, payroll, and general and administrative expenses such as fuel, insurance, supplies, licenses and waste disposal.

Our company is structured expressly as a service and product re-sale entity and therefore we do not currently engage in the design, development, or manufacture of products.  In Phase I of our multiphase business plan, we have entered into a research and marketing plan to determine an advantageous business model and developed an appealing advertising and marketing campaign.  In September 2009, we entered into a sales representation agreement with Spokane North Idaho Dream Turf, LLC, (Dream Turf) for the purpose of promoting synthetic turf to potential clients and gaining sales to develop larger scale revenue while helping clients lower water usage and property maintenance needs.  In this agreement, we agreed to represent and promote the synthetic turf products and receive a 3% commission on the sale price of orders we coordinate with Dream Turf.

Our plan of operations for the next twelve months includes:

•	Implementation of our Strategic Marketing Plan,
•	Increase our clientele and hire additional full or part time employees when necessary,
•	Realize additional capital investments

GreenPlex Services, Inc.’s Services

We plan to offer a wide ranging list of services to our clients which are illustrated by the list below.

Landscaping

• Free Lawn Analysis and Evaluation

• Mowing and Edging

• Pruning and Canopy Lifts

• Organic Based Lawn Care

• Sustainable Lawn Care Services

• Lawn Renovation

• Turf Aeration

• Fertilization Programs

• Soil Science Program

• Weed Control Program

• Necrotic Ring Treatment

• Broadleaf Weed Control

• Flower Installation

• Tree & Shrub Maintenance

• Tree & Shrub Installation

• Ornamental Pruning

• Soil Amendments

• Mulching & Composting

• Thatching

• Pre-emergence Programs

• Tree & Shrub Root Feedings

• Top Dressing

Clean-Up

• Seasonal Clean-ups

• Curb Care

• Snow & Ice Removal

• Pressure Washing

• Waste and Debris removal

Pest Control

• Tree & Shrub Insect Control

• Home Perimeter Pest Control

• Flea, Tick, Ant and Spider Control

Treatments

• Sulfur and Iron Treatments

• Root Rot Treatments

• Fire Retardant Gel/Foam Treatment

Repairs

• Irrigation Repair

Installation

• Synthetic Turf

• Greenhouse construction

• Compost Center

• Deer Fencing

GreenPlex Services, Inc.’s Products

We utilize organic fertilizers and pest control products and offer these products for sale to our clients if they would like to apply them themselves at any point.  As part of our services, we offer products such as seasonal decorative enhancements, trees, shrubs, flowers, vegetable plants, grass sod, organic dirt, synthetic grass, edging, compost centers, consumer greenhouses, deer fencing, gravel, wireless outdoor lighting, and garden hose applicable fire retardant gels and foams.  With the exception of our synthetic grass supplier, Dream Turf, all other equipment to be utilized by us will be off the shelf and manufactured by nationally recognized brand names in the industry until such time as we determine prospective suppliers with particular product distribution contracts to enter into.  Our products utilized and offered are “green” focused, which means they will be as environmentally friendly as possible, and potentially organic in origin.

Market Analysis and Competition

The greater Spokane and Coeur d’ Alene area which is the territory that we will be focusing on initially has a population base of 550,000 individuals and several thousand businesses that use the type of services which we will provide.  As a consequence of the down turn in the economy, most potential clients will be looking for high quality services at competitive prices.  We believe our competitiveness will be based on the quality of services rendered, above average customer service, the competitively priced fees charged for those services, and our use of environmentally friendly products.  We will be competing against large established companies that have better funding, but also more general overhead.  The competitive situation may adversely affect our sales or capacity to retain or increase clientele or business.  There are no assurances we will be able to successfully compete against these other competitors based on these factors.

We believe that GreenPlex Services’ main landscaping competition is expected to be from Senske Lawn and Tree Care, TruGreen, Haase Landscape, Diamond Landscape Service, Four Seasons Landscaping, Living Water, and Copper Creek Landscaping, six primary companies that are full service and operating within our territory who are offering, in part, most of the same services and products as us.  There are many companies that are offer landscaping and exterior property management services, but few that promote a green method which is designed to attract the more environmentally conscious client to hire us.  There are also local competing companies that offer synthetic turf installation sales, such as Diamond Landscape Service and Copper Creek Landscaping.  We believe our customer service is superior, our prices more competitive, and we offer various services not offered by the competitors.  For example, none of the six primary competitors aforementioned offer consumer greenhouse setup, and none offer wildfire precaution assessment to our knowledge even though there have been wildfires.  For example, more than 127 homes destroyed by wildfires in one section of the Spokane Valley since 1991 according to the Seattle Times.  The March 2009 Washington Department of Natural Resources database reported 554 wildfire ignitions in Spokane County from 2003 through 2007, burning approximately 3,230 acres as a result.  There are a few local companies that offer wildfire safely assessment in our territory, such as Chewack Wildfire, but they do not offer any other landscaping or exterior property management services and we believe our potential clients will want one company that offers all of these services, a “one-stop-shop.”

There are several national and local companies that offer pest control, but our prices will be at or below their price points and allow us to be competitive.  We believe national pest control companies such as Terminex, Orkin, and Copesan have services that are more expensive than ours, and we believe our potential clients will find it advantageous to have a single company that handles all of their exterior property management needs.  Terminex, Orkin, and Copesan do not offer landscaping services in conjunction with their pest control programs.  Many local pest control companies such as Critter Control, Sprague Pest Solutions, and Prime Pest Control do not offer landscaping services either.  These companies may have sufficiently more financial resources than our company.

As of December 31, 2010, we had a customer base consisting of 47 different customers and have 1 service contracts in place.  Our competitive position is very low, due to the infancy of our company and being at the developmental stage.  Much time in the past has been spent on organizing the company and purchasing and preparing the company equipment, such as assembly of the spray truck.  Our competitive position is underneath the vast majority of our competitors and we hope to dramatically expand our customer base and increase our revenues over the coming months.

Marketing and Sales

We will develop all the appropriate advertising, presentations, marketing materials, a website, and initiate meetings with potential clients in the territory.  We intend to use an integrated plan that includes robust and informative advertising, target marketing, and personal affiliate connections.  Three primary targets that will be approached by GreenPlex are: 1) residential, 2) commercial, and 3) industrial.  The identification of potential customers will be determined by GreenPlex pursuant to continuing analysis of the existing market.  GreenPlex plans to do direct mailings and call on to potential clients as part of its marketing strategy.  Relationships with municipalities, commercial and residential developers and contractors, and community neighborhood associations will help in marketing our services and products.  Our company website is www.GreenPlexServices.com.

Patents, Trademarks, and Copyrights

Our business is not dependent on any proprietary patents or technology.  We have a sales representative agreement with Dream Turf, a synthetic grass distributor and installer, but there are other synthetic grass sources if this partnership is discontinued.

Employees

Our officers, Kyle W. Carlson and Andrew Christman, perform employee-like services for our company on a part time basis.  Mr. Carlson and the other officers work approximately 10 hours each per week for the benefit of GreenPlex Services.  Employee-like services provided by the officers and directors of GreenPlex Services are not compensated at this time and no employee contracts with them have been entered into.  These individuals have other employment and responsibilities outside of GreenPlex Services.

We have renewed an employment agreement effective March 15, 2011 that does not expire until either party terminates the agreement with our General Manager who has 14 years of experience as the head of an established and well known landscape architect and maintenance company operating in the Western Washington area.  We believe this individual has a loyal following of existing customer that could potentially become customers of our company, due to his reputation. The terms of the employment agreement include;

-a salary of $36,000 per year for a full-time employee position

-$300 per month given for vehicle allowance

-reimbursement of reasonable expenses

-two weeks of paid vacation per year

-if employee is unable to work for a period of more than eight weeks then compensation during that period is only 50%,

-if employee is absent for over three months then the employment agreement can be terminated

-we shall have the right to terminate the Employee for “cause”, including gross misconduct or duty failure not from illness

-the employee and we shall have the right to terminate the agreement without cause after 14 days written notice

-termination without cause will pay a severance of $3,000 less taxes and social security

This employment agreement was included as an exhibit to our S-1 registration statement and discloses additional terms.

We currently have one full time employee and no part-time employees.

ITEM 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to other information contained in this registration statement, prospective purchasers of the securities offered herby should consider carefully the following factors in evaluating GreenPlex Services and its business.

Our securities are speculative by nature and involve an extremely high degree of risk and should be purchased only by persons who can afford to lose their entire investment. We also caution prospective investors that the following risk factors could cause our actual future operating results to differ materially from those expressed in any forward looking statements, oral, written, made by or on behalf of us. In assessing these risks, we suggest that you also refer to other information contained in this registration statement, including our financial statements and related notes.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We have never earned minimal revenues, and have incurred net loss and accumulated deficit during the development stage.  There is no guarantee that we will ever earn a profit.

We have only generated $54,814 of revenues from business operations, through sales of our services, since September 2, 2009 (inception), through December 31, 2010.  Rather, we incurred a net loss, and have an accumulated deficit of $94,052 from September 2, 2009 (inception), through December 31, 2010.  We currently have minimal revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time as the full operational stage is reached, if full scale operations are, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We currently have minimal operations and minimal income.  We are an early stage company and we have only realized $54,814 in revenues as of December 31, 2010.  As of December 31, 2010, we had cash and accounts receivable in the amount of $3,875.  Given the recent rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past May 2011, and we will need to raise at least $50,000 in a private placement offering to meet our financial commitments for at least the next twelve months.  We will require financing in order to purchase additional equipment and market our business.  There is no assurance that we will be successful in raising these funds or generate these funds from the sales of our existing products.  In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

There are many competitors in our market and we may not be able to effectively compete against them.

The business of exterior property management and landscape services is highly competitive. This market segment includes numerous companies and individuals that actively compete for the business in the territory.  As a result, our ability to remain competitive depends in part upon our successful introduction to potential customers, our quality of work and products, the promotion and marketing undertaken to gain clients, and the public’s acceptance of a new company with a more comprehensive business model than normal competitors.

We rely on our General Manager and will be harmed if he departs or becomes injured.

Our success is heavily dependent on the expertise and efforts of our current General Manager, James Jefferson.  In the event that he is injured, or departs, or is unable to fulfill his role with the company as General Manager, our business would be adversely affected as to its business prospects and earning potential.  Although another General Manager could be found as a replacement, this action would require time to find a proper replacement and train that person, and there are no guarantees we could locate and enter into an employment contract with a suitable replacement General Manager.

Potential clients may not be willing to pay the negotiated price for our services.

Although we and believe the negotiated prices determined for our services and products is equal to or less than the existing competition, no assurance can be given that potential clients will enter service contracts for the price that is required to reach a level of breakeven or profitability.  There will be substantial costs related to advertising and introducing the services and products to the market territory.  Most recently, the economy in the U.S. has experienced a down-turn and the services and products being offered by us may be deemed to be luxury items or items that are generally purchased with disposable income.  The general condition of the current economy in the U.S. may be a significant detriment to efforts to sell our services and products.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have only a limited operating history from which to evaluate our business.  We have generated minimal revenue to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history, our historical financial data is of limited value in estimating future operating expenses.  Our budgeted expense levels are based in part on our expectations concerning future revenues.  Our ability to generate revenues depends on new client service contracts generated by our company.

The size of any future revenues depends on the choices and demands of potential clients residing in the territory, which are difficult to forecast accurately.  We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.  Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control, primarily because our core business is seasonal in nature and different seasons require different services and products and quantities of quantities thereof.  For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance.  Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of the services and product in the market may not meet our expectations. Our operating results in future quarters may fall below expectations.  Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.  Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our services and our business model.  Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that the funds that were raised from our previous private placement will not be sufficient to satisfy our cash requirements for the next twelve month period.  Also, there is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that:

1.	we are unable to create a substantial market for our services;

2.	we incur any significant unanticipated expenses; and

3.	we find that we need to spend additional funds to advertise in the market and promote our services and products.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our services and products.  Such outside capital may include the sale of additional stock, shareholder and director advances, and/or commercial borrowing.  There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand to our planned franchising phase and may be forced to scale back or cease operations or discontinue business.

If we do launch planned marketing initiatives, our target client market may not be receptive to the services and products provided, the cost of the services and product may be prohibitive and we may not attract new clients.

No assurance can be given that our services and products will be accepted by potential clients.  In the event there is no general market acceptance in the services and products by potential clients in the territories where we are entering, it is unlikely that we will be able to sustain commercial operations.  If there is no demand or only a limited demand for our services and products, we could financially fail and our shareholders could potentially lose their entire investment.

The fixed selling price set by our board of directors for the shares applicable until our shares are traded on the OTC Bulletin Board bears little or no relationship to the value of our company.

Our shares can be sold at the prevailing market price if and when the shares are traded in the open market.  The selling price of equity sold in our company was set by our board of directors was based on the price that we sold shares in a private placement, but it bears little or no relationship to assets, book value, net worth, earnings, actual results of operations or any other established investment criteria, the price set forth in the cover page of this prospectus should not, therefore, be considered an indication of actual value of our securities.

We rely on our management and will be harmed if any or all of them leave.

Our success is dependent on the efforts, experience and relationships of Kyle W. Carlson as well as the other officers of the corporation.  If Mr. Carlson were unable to continue in his role, the business would be adversely affected as to its business prospects and earning potential.  We do not currently carry any insurance to compensate for any such loss.

We may find it very difficult or impossible to find suitable employees in the future or to find independent contractors to assist us.

We currently rely heavily upon the services and expertise of the executive officers and our General Manager, James Jefferson.  In order to implement our business plan, we recognize that additional employees and/or independent contractors will be required at some point in the future.  The group of three directors, which includes all three officers, and the General Manager, are the only personnel at the outset of operations.  The three officers can manage the office functions until we can generate enough revenues to hire additional employees.

Because our officers and directors currently own a large percentage of our voting stock, and a significant ownership concenntration may persist, you may have minimal influence over shareholder decisions.

Our officers and directors have significant stock ownership in our company and will retain significant control in the future.  Our officers and directors currently own approximately 33% of the voting power of our outstanding capital stock.  Although half of the shares held by our officers and directors are registered and may be sold, bringing their voting power to approximately 16.5%, all such shares might not be sold.  If a significant ownership concentration persists, this group could have significant influence over the management and affairs of our business.  They may also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds by the end of the second quarter of 2011 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately three months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of the third quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have a new and unproven business model, a new business approach, and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the viability of our services and products that will be sold in a limited geographic area.  We have begun marketing some of our services.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also cultivate relationships to maintain clients.  Our business model assumes that potential clients will see the appeal in the green value of our services and products, as well as the benefits to purchase higher value services and products we offer such as synthetic turf installation sales, wildfire safety assessment and products, and consumer greenhouse and compost center education and setup.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have only 3 service contract in place and have 47 different regular customers.

Because of our limited resources and the speculative nature of our business, there is substantial doubt as to our ability to operate as a going concern.

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

We have no operating history and expect to incur losses in the future.

We have no operating history and have generated minimal revenues. We have not achieved profitability and expect to incur losses for the foreseeable future. We expect those losses to increase as we continue to incur expenses to develop our services and increase our product sales.  We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

 Our future operating results are likely to be volatile and may cause our equity value to fluctuate.

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

•	the willingness of potential clients to enter into service agreements with us
•	market acceptance of our products;
•	Seasonal and weather related needs of our services and products;
•	the timing and uncertainty of sales cycles or demand for the products;
•	similar services and products offered by current or future competitors; and
•	general economic conditions in the U.S.

If we fail to attract clients and purchasers of our products, it will have an adverse impact on our business.

Our success depends upon our ability to attract clients to enter into service agreements with us and to sell our products to clients.  If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

Our future plans to offer franchise opportunities of our business may not be viable if our current business model is unsuccessful and does not demonstrate a reasonable level of opportunity to potential franchisees.

In the event that our developing business model in unsuccessful in profiting and creating substantial revenue, it is highly unlikely that we will be able to franchise our business to other territories.  Franchising opportunities generally only become available if the original business model is successful and marketable to other territories.

If we do not effectively educate clients on the benefits of well maintained landscaping and exterior property, pest control, wildfire safety precautions, synthetic turf installation sales, and consumer greenhouse and compost center education and setup, we will not have sufficient demand for our services and products.

Our business plan is predicated on our company attracting active and loyal support from potential clients.  Our target market will be commercial, industrial, and residential consumers that have a specific interest in keeping their exterior property looking clean and well maintained while utilizing green services and products, and also customers that want to reduce water use and yard maintenance by installing synthetic turf instead of grass, or protect structures and property by minimizing wildfire risk, or utilize green methods of consumer greenhouses and composting centers.  There can be no assurance that there will be significant appeal from our efforts to attract clients and educate them on the benefits of our services and products.  Failure to achieve recognition and acceptance of the services and products we offer will have a material adverse effect on our sales and may require us to incur unexpected incremental marketing expenses to educate and inform the market place.

RISKS RELATED TO THIS OFFERING AND OUR STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock.  Our common stock is listed on the OTC Bulletin Board.  We cannot assure you that our common stock will be approved for quotation on the OTC Bulletin Board, or that it will be able to maintain that quotation.  Further, although the common stock of GreenPlex Services may become quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic.  For example, weeks or months may pass before any shares are traded.  There can be no assurance that following the quoatation of our stock on the OTC Bulletin Board,  a more active market for such common stock will develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

The price at which our securities are sold to private investors may not be indicative of future market prices.

The public market may not agree with or accept our determination of stock price, in which case investors may not be able to sell their shares at or above the common stock sale prices, thereby resulting in losses on sale.  The market price of the common stock will likely fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance.

Further, the stock market in general, and securities of small-cap companies in particular, has recently experienced extreme price and volume fluctuations.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

With the effectiveness of our registration statement,  we have become subject to limited periodic reporting requirements of federal securities laws, which can be expensive.

With the effectiveness of our registraion statement, we are subject to limited periodic reporting obligations under the Securities Exchange Act of 1934 and other federal securities laws.  We are now obligated to file annual reports on Form 10-K containing audited financial statements certified by independent public accountants following the end of each fiscal year, quarterly reports on Form 10-Q containing unaudited financial information for the first three quarters of each fiscal year following the end of such fiscal quarter, and current reports on Form 8-K shortly after the occurance of certain material events.  The costs of preparing and filing annual, quarterly and current reports, with the SEC would cause our expenses to be higher than they would be if we remained a privately-held company.  We will have to incur considerable legal and accounting fees in order to comply with our reporting obligations.  In addition, we will incur substantial expenses in connection with the preparation of this registration statement.

Upon the effective time of the registration statement, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock, assuming our common stock becomes listed on an exchange, of which there is no assurance.

A large number of shares of common stock are available for sale in the public market, which could harm the market price of the stock.  If our common stock becomes quoted on an exchange, given that such market for our common stock is likely to be relatively illiquid market, it is likely that the sale of a significant amount of our stock would have a substantial negative impact on the market price of our stock due to supply and demand economic principles.  Shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the common stock.  In general, an affiliated person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1% of the outstanding shares.

If the selling shareholders all elect to sell their shares of our common stock at the same time, the market price of our shares will decrease.

It is possible that the selling shareholders will offer all of the shares for sale at the same time. Further, because it is possible that a significant number of shares could be sold at the same time, the sales are likely to have a depressive effect on the future market price of our common stock.  Even the perception that there is a possibility of such heavy selling pressure could depress the price at which our shares trade.

If our stock trades at a relatively small volume, shareholders may not be able to sell their shares without depressing the market price of the shares.

If a market for our common stock is established, it may be possible that a relatively small volume of shares will trade on a daily basis. A small volume is indicative of an illiquid market. In the event there is a relatively small volume of shares being traded on a daily basis, shareholders may be unable to sell their shares without causing a depressive effect on the price of our common stock.

Our common stock may be subject to “penny stock” rules which may be detrimental to investors.

Our shares of common stock are not currently listed on any registered national securities exchange or quoted on the OTC Bulletin Board.  However, if our company should become listed on a registered national securities exchange or quoted on the OTC Bulletin Board, of which there is no assurance, our common stock may become subject to the regulations promulgated by the Securities and Exchange Commission for “penny stock.”, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares. Our common stock is penny stock as defined by the Exchange Act.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  The reluctance of institutional investors to trade penny stocks and the additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock.  The lack of volume and transactions, if and when it becomes listed on an exchange, in our stock may reduce the overall market value of the common stock.

If you purchase shares you may experience substantial dilution in the future.

  If GreenPlex Services sells additional shares of common stock or issues warrants in the future and the holders of outstanding options and warrants exercise those options and warrants, you will incur dilution.  In the event we obtain any additional funding, such financings are likely to have a dilutive effect on the holders of our securities. In addition, we have adopted an employee stock option plan under which officers, directors, consultants, and employees will be eligible to receive stock options exercisable for our securities at exercise prices that may be lower than the market price.  Such stock option grants, if any, may dilute the value of the securities.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2.  Properties

Our executive office is currently located at 10183 North Aero Drive, Suite 2, Hayden, ID 83835.  The 100 square foot office is leased for $100 per month as of March 1, 2011, and expires on September 30, 2011.  This facility functions as our main operating facility.  We believe the premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as we raise additional capital

ITEM 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  Michael Espey, Esq. will pass upon certain matters relating to the legality of the common stock offered hereby for us.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTC Bulletin Board (OTCBB) since December 30, 2010.  Since its quotation on the OTCBB, there has been no quoted price and no trading activity of any kind and consequently there are no historical share prices to report and currently no market for it.

As of December 31, 2010, we had no outstanding stock options, stock purchase warrants, or other derivative securities.  1,630,000 of the outstanding shares could currently be sold pursuant to Rule 144.

As of December 31, 2010, there were approximately 48 holders of record of the 1,630,000 shares of common stock issued and outstanding.  Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.  Although there are no restrictions that limit our ability to pay dividends on our common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Transfer Agent

Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On July 19, 2010, we entered into a definitive agreement relating to the private placement of $7,500 of our securities through the sale of 150,000 shares of our common stock at $0.05 per share.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 11, 2011, we entered into a definitive agreement relating to the private placement of $10,000 of our securities through the sale of 125,000 shares of restricted common stock to one investor at $0.08 per share.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 21, 2011, we entered into a definitive agreement relating to the private placement of $5,000 of our securities through the sale of 62,500 shares of restricted common stock to one investor at $0.08 per share.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR  ITEM 1.A. ABOVE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part II, Item 8.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $54,814 from sales of services since inception.  $52,054 of the total revenue has been earned in the year ended December 31, 2010.  We saw this increase in revenue due to the completion and use of the company spray truck and mostly because of the evolution of the company from a development company focusing on start-up and organizational actions into an operating company focused on earning revenue, gaining customers, and providing services.  We expect these revenues to increase though the period ending December 31, 2011.  Q1 of 2011 revenues will depend upon weather due to seasonality.  The company was not able to offer services for snow and ice removal in the year ended December 31, 2010 or Q1 of 2011.

For the year ended December 31, 2010, we incurred $20,253 in general and administrative expenses, $30,003 in professional fees, and $43,386 in payroll expenses.  We expect these expenses to remain constant in future periods, except for possible general and administrative expenses increasing if more clients are serviced because of higher fuel, supply, and waste dumping costs.

Our general and administrative expenses for the year ended December 31, 2010 included the following major expenses:

1.  Business licenses and permits at as cost of $1,633.

2.  Fuel at a cost of $4,926.

3.  Insurance expense at a cost of $2,812.

4.  Repairs and maintenance at a cost of $1,643.

5.  Work supplies at a cost of $6,469.

We have spent no time or financial resources on product research and development during the first two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations from; 1) the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2009, in which we had gross proceeds of $88,600, and 2) a private placement of 150,000 shares for $7,500 on July 19, 2010.

As of December 31, 2010, we had $1,278 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the year ended 2010 has been approximately $4,000 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2011.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the year ended December 31, 2010 was $33,993.  Ongoing monthly financial commitments of the company include office rental of $100, salary to the General Manager of $3,000, and $300 to the General Manager for use of his truck for company business.

Net cash from financing activities for the period from September 2, 2009 (inception), through December 31, 2010, was $96,100.  $88,000 came from 44 investors in an offering of common stock at $0.10 per share that ended on September 30, 2009, $600 total from our three officers for common stock at $.001 per share, and one investor purchasing 150,000 shares for $7,500.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past May 2011, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2011, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8.   Financial Statements and Supplementary Data

GreenPlex Services, Inc.

 December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GreenPlex Services, Inc.

Hayden, Idaho

We have audited the accompanying balance sheets of GreenPlex Services, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from September 2, 2009 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from September 2, 2009 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 13, 2011

GreenPlex Services, Inc.
Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current Assets
Cash	$1,278	47,860
Accounts receivable	2,597	-

Total Current Assets	3,875	47,860

Landscaping Equipment
Landscaping equipment	25,921	5,832
Less: accumulated depreciation	(5,623)	(389)

Landscaping Equipment, net	20,298	5,443

Total Assets	$24,173	53,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$12,808	-
Accrued expenses	5,653	6,000
Sales tax payable	1,012	236
Accrued payroll liabilities	2,652	5,306

Total Current Liabilities	22,125	11,542

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
1,630,000 and 1,480,000 shares issued and outstanding, respectively	1,630	1,480
Additional paid-in capital	94,470	87,120
Accumulated deficit	(94,052)	(46,839)

Total Stockholders' Equity	2,048	41,761

Total Liabilities and Stockholders' Equity	$24,173	53,303

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

		For the Period from
	For the Year	September 2, 2009
	Ended	(inception) through
	December 31, 2010	December 31, 2009

REVENUES	$52,054	2,760

OPERATING EXPENSES

Advertising and promotion	391	1,004
Depreciation	5,234	389
General and administrative	20,253	13,179
Payroll expenses	43,386	13,664
Professional fees	30,003	21,363

Total Operating Expenses	99,267	49,599

LOSS BEFORE TAXES	(47,213)	(46,839)

INCOME TAX PROVISION	-	-

NET LOSS	$(47,213)	(46,839)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.03)	(0.04)

Weighted Common Shares Outstanding -
basic and diluted	1,547,395	1,273,143

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity
For the Period from September 2, 2009 (Inception) through December 31, 2010

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 2, 2009 (inception)	-	-	-	-	-

Shares issued to Directors and President for cash
at $0.001 per share, on September 2, 2009	600,000	600	-		600

Shares issued for cash at $0.10 per share
for the period ended September 30, 2009	695,000	695	68,805		69,500

Shares issued for cash at $0.10 per share
for the period ended October 31, 2009	185,000	185	18,315		18,500

Net loss				(46,839)	(46,839)

Balance, December 31, 2009	1,480,000	1,480	87,120	(46,839)	41,761

Shares issued for cash at $0.05 per share
for the period ended July 31, 2010	150,000	150	7,350		7,500

Net loss				(47,213)	(47,213)

Balance, December 31, 2010	1,630,000	1,630	94,470	(94,052)	2,048

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

		For the Period
	For the Year	from September 2, 2009
	Ended	(inception) through
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(47,213)	(46,839)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	5,234	389
Changes in operating assets and liabilities:
Accounts receivable	(2,597)	-
Accrued expenses	(347)	6,000
Accounts payable	12,808	-
Sales tax payable	776	236
Accrued payroll liabilities	(2,654)	5,306

NET CASH USED IN OPERATING ACTIVITIES	(33,993)	(34,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment	(20,089)	(5,832)

NET CASH USED IN INVESTING ACTIVITIES	(20,089)	(5,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500	88,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,500	88,600

NET CHANGE IN CASH	(46,582)	47,860

Cash, Beginning of Period	47,860	-

Cash, End of Period	$1,278	47,860

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	-
Income tax paid	$-	-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

December 31, 2010 and 2009

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at December 31, 2010.

The Company does not have any off-balance-sheet credit exposure to its customers.

Landscaping equipment

Landscaping equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of landscaping equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of either three (3) or five (5) years.  Upon sale or retirement of landscaping equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived asset, which includes landscaping equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there was no impairment of long-lived asset as of December 31, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 or for the period from September 2, 2009 (inception) through December 31, 2009.

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

-

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR..

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $94,052 at December 31, 2010 and had a net loss of $47,213 and net cash used in operating activities of $33,993 for the year then ended, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPING EQUIPMENT

Landscaping equipment, stated at cost, less accumulated depreciation at December 31, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2010	December 31, 2009

Landscaping equipment	3-5	$25,921	$5,832

		25,921	5,832
Less accumulated depreciation		(5,623)	(389)
		$20,298	$5,443

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $5,234 and $389 for the year ended December 30, 2010 and for the period from September 2, 2009 (inception) through December 31, 2009, respectively.

NOTE 5 – COMMITMENT AND CONTINGENCIES

Employment agreement

On September 15, 2009, the Company entered into an employment agreement (“Employment Agreement”) with James Jefferson (“Employee”), whereby the Employee works in the capacity of General Manager on a full-time basis and the Company agreed to pay Employee a salary of $36,000 per year, for the services of the Employee, payable on the first (1st day) and fifteenth (15th Day) of each month.  On December 1, 2010 the Company terminated the employment agreement with James Jefferson effective December 15, 2010.  On March 15, 2011, the Company renewed the employment agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of common stock

The Company was incorporated on September 2, 2009.  In September 2009, 200,000 shares of its common stock were sold to the Company’s founder and President at $0.001 per share for $200 in cash.

In September 2009, the Company sold 400,000 shares of its common stock to the Company’s two (2) members of the board of directors at $0.001 per share for $400 in cash.

In September 2009, the Company sold 695,000 shares of its common stock to certain investors at $0.10 per share for $69,500 in cash.

In October 2009, the Company sold 185,000 shares of its common stock to certain investors at $0.10 per share for $18,500 in cash.

In July 2010, the Company sold 150,000 shares of its common stock to one investor at $0.05 per share for $7,500 in cash.

Stock options

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the year ending December 31, 2010 or for the period from September 2, 2009 (inception) through December 31, 2009.

NOTE 7 – CONCENTRATIONS

Customer and credit concentrations

Customer concentrations for the year ended December 31, 2010 and for the period from September 2, 2009 (inception) through December 31, 2009 and credit concentrations at December 31, 2010 and December 31, 2009 are as follows:

	Net Sales		Accounts Receivable At
	For the Year Ended December 31, 2010	For the Period from September 2, 2009 (inception) through December 31, 2009	December 31, 2010	December 31, 2009

Edington, Sherry J.	25.3%	-%	90.4%	-%

Holms & Associates	16.6%	33.3%	5.0%	-%

Kofmehl, Pat	5.9%	-%	-%	-%

Kwasman, Judy & Michael	11.4%	-%	-%	-%

Tilaro, Pamela	7.5%	22.8%	-%	-%

	66.7%	56.1%	95.4%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 8 – INCOME TAX

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $94,052 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $31,978 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $31,978.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $16,053 and $15,925 for the year ended December 31, 2010 and for the period from September 2, 2009 (inception) through December 31, 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$31,978	15,925
Less valuation allowance	(31,978)	(15,925)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Period from September 2, 2009 (inception) through December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry- forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On February 11, 2011 the Company sold 125,000 shares of restricted common stock to one investor at $0.08 per share for $10,000 in cash.

On March 21, 2011 the Company sold 62,500 shares of restricted common stock to one investor at $0.08 per share for $5,000 in cash.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2010 because fundamental elements of an effective control environment were not present as of December 31, 2010, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2009.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

-

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

-

To the extent we can attract outside directors, we will increase the oversight and review procedures of our board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

-

To the extent we can attract outside directors, we will nominate an audit committee to review and assist the board with its oversight responsibilities.

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors, and significant employees of GreenPlex Services are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kyle W. Carlson	President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, & Chairman	32	September 4, 2009
Andrew Christman	Vice President and Director	31	September 4, 2009

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Kyle W. Carlson - President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, and Chairman.  Mr. Carlson is 32 years old and of good health.  Mr. Carlson attended Winona State University where he earned his business degree.  He worked in winter snow removal for Grant Township in Minnesota from 1996-2003, he co-owned Carlson Construction Services, a construction company, from 1997-2004, worked for Mr. Handyman home improvement company from 2003 to 2004, and has worked on several home and landscape improvement reality TV shows for various television networks as project manager and construction coordinator from 2005 to 2010,  Employment included “mobile home Disaster” seasons 2005 and 2008, “Deserve and Design” seasons 2007-2008, and “The Outdoor Room” seasons 2009-2010.  He is currently the Owner of Carlson Construction Corp., a home improvement company which he started in 2008, he has been a licensed contractor since 2008, and he is also certified in synthetic turf installation.  Mr. Carlson currently has his residential real estate agent license which he received in 2007.  With his vast knowledge and personal experience in snow removal, home and landscape improvement, turf installation, home construction, and residential real estate, combined with his business education and experience operating various businesses, he is well qualified to serve as Chairman of the Board of Directors.

Andrew Christman - Vice President and Director.  Mr. Christman is 31 years old and of good health.  Mr. Christman graduated from the University of Washington in 2002 with a B.A. from the Jackson School of International Studies and a minor in Spanish.  He owned and operated a successful landscaping business named Christman Landscaping from 1994 through 1998.  He also founded an exterior painting company named A&T Painting which was in business from 1998 to 2002.  From May 2005 to March 2007, he worked for by Plavan Petroleum, a San Diego biofuel distributor, and quickly became the specialist for San Diego County in charge of the purchasing, marketing, and sales for all alternative fuels.  In March 2007, he joined national fuel and lubricant distributor Maxum Petroleum with primary responsibilities in expanding domestic biodiesel consumption along the West Coast, purchasing, inspecting supplier facilities, and general sales and marketing.  He continues to work for Maxum Petroleum today.  Mr. Christman has years of working experience in the landscaping and exterior home improvement industry, as well as operating his own successful small businesses, which makes him ideally qualified to serve on the Board of Directors for GreenPlex Services, Inc.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. GreenPlex does currently have a written audit committee charter.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations and financial experience of our officers, we believe the services of a financial expert are not warranted.

Code of Business Conduct and Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have only one current director and have never received a stockholder nomination for additional directors.

Identification of Certain Significant Employees

James Jefferson, 45 years in age, is our General Manager and full-time employee.  His duties include managing the day-to-day service call scheduling of the company, performing services, and soliciting new customers.  Mr. Jefferson was employed by Haase Landscaping, LLC from 1994 to 2009 as a commercial and residential landscaping specialist.  He is skilled in arborist techniques, He is a Certified Commercial Spray Applicator and is registered with the Washington State Department of

Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us since inception on September 2, 2009, until December 31, 2010, to our Chief Executive Officer (the “Named Executive Officer”). Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2010 or 2009.  The disclosure covers all compensation awarded to, earned by, or paid to the named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Kyle W. Carlson Pres, Treas, Sec, CEO, CFO, & Chairman	2009	0	0	0	0	0	-	0	0
	2010	0	0	0	0	0	-	0	0

Narrative Disclosure to Summary Compensation Table

Kyle W. Carlson has not entered into formal written employment agreement with GreenPlex Services.

Outstanding Equity Awards at Fiscal Year End

 None of our named executive officers have been granted any equity compensation, including option grants as of December 31, 2010.

Compensation of Directors

No compensation was paid to our directors for director services during the fiscal years ending December 31, 2010 or 2009.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and there has been no executive officer compensation during the fiscal years ended December 31, 2010 or 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 13, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 1,817,500 shares of common stock outstanding as of April 13, 2011.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 11, 2011, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 10183 North Aero Drive, Suite 2, Hayden, ID 83835.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Carlson, Kyle W. - Pres., Treas., Sec., CEO, CFO, & Chairman (1)	200,000 shares	11.0%
Christman, Andrew - VP & Director (2)	200,000 shares	11.0%
Executive officers and directors as a group 2 persons (3)	400,000 shares	22.0%
(1)		Kyle W. Carlson, President, Chief Executive Officer, and Chairman. The holdings of Mr. Carlson include 200,000 shares of common stock.
(2)		Andrew Christman, Vice President, director. The holdings of Mr. Christman include 200,000 shares of common stock.
(3)		The holdings of the executive officers and directors as a group include an aggregate of 400,000 shares of common stock as of April 13, 2011.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	0	$0	1,000,000
Total	0	$0	1,000,000

(1)

On September 4, 2009, the shareholders of GreenPlex Services adopted the 2009 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants, and advisors of GreenPlex Services.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 4, 2009, an aggregate of 400,000 shares of common stock were purchased by our founders at $0.001 shares per share for aggregate gross proceeds of $400, as follows: 200,000 shares of common stock were issued to Kyle W. Carlson, our President, Treasurer, Secretary, CEO, CFO and Chairman and 200,000 shares were issued to Andrew Christman, Vice President and director.

On September 30, 2009, GreenPlex Services concluded a private placement of shares of its common stock.  GreenPlex Services raised a total of $88,000 through the sale of 880,000 shares of its common stock to a total of 29 non-accredited investors and 15 accredited investors for $0.10 per share.  The following related person purchased shares in this private placement: Lane Carlson, the brother of Kyle W. Carlson, purchased 5,000 shares for $500.

Director Independence

Our Board of Directors has determined that none of our two directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009, are set forth in the table below:

Fee Category	Year ended December 31, 2010	Year ended December 31, 2009
Audit fees (1)	$11,000	$10,600
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	0	0
Total fees	$11,000	$10,600

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimum standards.

PART IV

Item 15.  Exhibits

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

GREENPLEX SERVICES, INC.

April 13, 2011	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 12th day of April, 2011.

Signature	Title

/s/ Kyle W. Carlson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director
Kyle W. Carlson	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Andrew Christman	Vice President and Director
Andrew Christman