Form 10-Q
period 2011-03-31
GreenPlex Services, Inc.
filed 2011-05-04
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

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

Number of shares outstanding of the issuer’s common stock as of May 4, 2011: 1,817,500 shares.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.

March 31, 2011 and 2010

GreenPlex Services, Inc.
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$2,271	1,278
Accounts receivable	1,804	2,597

Total Current Assets	4,075	3,875

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(7,055)	(5,623)

Landscaping Equipment, net	18,866	20,298

Total Assets	$22,941	24,173

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,208	12,808
Accrued expenses	7,038	5,653
Note payable	1,652	-
Sales tax payable	159	1,012
Accrued payroll liabilities	2,097	2,652

Total Current Liabilities	21,154	22,125

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
1,817,500 and 1,630,000 shares issued and outstanding, respectively	1,818	1,630
Additional paid-in capital	109,282	94,470
Accumulated deficit	(109,313)	(94,052)

Total Stockholders' Equity	1,787	2,048

Total Liabilities and Stockholders' Equity	$22,941	24,173

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

REVENUES	1,830	1,300

OPERATING EXPENSES

Professional fees	12,654	8,856
Payroll expenses	2,560	11,326
Depreciation	1,432	938
General and administrative	445	5,786

Total Operating Expenses	17,091	26,906

LOSS FROM OPERATIONS	(15,261)	(25,606)

LOSS BEFORE TAXES	(15,261)	(25,606)

INCOME TAX PROVISION	-	-

NET LOSS	(15,261)	(25,606)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	(0.01)	(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,704,994	1,480,000

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity
For the Period from September 2, 2009 (inception) through March 31, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 2, 2009 (inception)	-	-	-	-	-

Shares issued to Directors and President for cash
at $0.001 per share, on September 2, 2009	600,000	600	-		600

Shares issued for cash at $0.10 per share
for the period ended September 30, 2009	695,000	695	68,805		69,500

Shares issued for cash at $0.10 per share
for the period ended October 31, 2009	185,000	185	18,315		18,500

Net loss				(46,839)	(46,839)

Balance, December 31, 2009	1,480,000	1,480	87,120	(46,839)	41,761

Shares issued for cash at $0.05 per share
for the period ended July 31, 2010	150,000	150	7,350		7,500

Net loss				(47,213)	(47,213)

Balance, December 31, 2010	1,630,000	1,630	94,470	(94,052)	2,048

Shares issued for cash at $0.08 per share
for the period ended February 28, 2011	125,000	125	9,875		10,000

Shares issued for cash at $0.08 per share
for the period ended March 31, 2011	62,500	63	4,937		5,000

Net loss				(15,261)	(15,261)

Balance, March 31, 2011	1,817,500	1,818	109,282	(109,313)	1,787

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(15,261)	(25,606)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,432	938
Changes in operating assets and liabilities:
Accounts receivable	793	(370)
Accrued expenses	1,385	2,200
Accounts payable	(2,600)	638
Sales tax payable	(853)	(123)
Accrued payroll liabilities	(555)	(332)

NET CASH USED IN OPERATING ACTIVITIES	(15,659)	(22,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment	-	(20,089)

NET CASH USED IN INVESTING ACTIVITIES	-	(20,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note	1,652
Proceeds from sale of common stock	15,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,652	-

NET CHANGE IN CASH	993	(42,744)

Cash, Beginning of Period	1,278	47,860

Cash, End of Period	2,271	5,116

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the financial statements.

 GreenPlex Services, Inc.

March 31, 2011 and 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 filed with SEC on April 13, 2011.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful life of landscaping equipment.  Actual results could differ from those estimates.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at March 31, 2011.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived asset, which includes landscaping equipment, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there was no impairment of long-lived asset as of March 31, 2011 or 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-

based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $109,313 at March 31, 2011 and had a net loss of $15,261 and net cash used in operating activities of $15,659 for the three months ended, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPING EQUIPMENT

Landscaping equipment, stated at cost, less accumulated depreciation at March 31, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2011	December 31, 2010

Landscaping equipment	3-5	$25,921	$25,921

		25,921	25,921
Less accumulated depreciation		(7,055)	(5,623)
		$18,866	$20,298

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $1,432 and $938 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 –NOTES PAYABLE

On January 28 2011, the Company issued a note payable to an unrelated party for the principal of $1,652 maturing in 180 days on July 27, 2011 with no interest and  principal and interest due at maturity.

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

On December 1, 2010 the Company terminated the employment agreement with James Jefferson effective December 15, 2010.  On March 15, 2011 the Company entered into a new employment contract with Mr. Jefferson and agreed to pay him $36,000 per year, payable as specified in his previous contract.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In February 2011, the Company sold 125,000 shares of its common stock to one investor at $0.08 per share for $10,000 cash.

In March 2011, the Company sold 62,500 share of its common stock to one investor at $0.08 per share for $5,000 cash.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the year ending December 31, 2010 or for the period from September 2, 2009 (inception) through March 31, 2011.

NOTE 8 – CONCENTRATIONS

Customer and credit concentrations

Customer concentrations for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	Net Sales		Accounts Receivable At
	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010	March 31, 2011	December 31, 2010

Edington, Sherry J.	90.8%	25.3%	100.0%	90.4%

Hebb, Ronald T.	9.3%	-%	-%	-%

Holms & Associates	-%	16.6%	-%	5.0%

Kofmehl, Pat	-%	5.9%	-%	-%

Kwasman, Judy & Michael	-%	11.4%	-%	-%

Tilaro, Pamela	-%	7.5%	-%	-%

	100.0%	66.7%	100.0%	95.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 9 – INCOME TAX

Deferred tax assets

At March 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $109,313 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $37,166 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $37,166.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $5,188 for the three months ended March 31, 2011 and $16,053 for the year ended December 31, 2010.

Components of deferred tax assets at March 31, 2011 and December 31, 2010 are as follows:

	December 31, 2010	December 31, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$37,166	31,978
Less valuation allowance	(37,166)	(31,978)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Period from September 2, 2009 (inception) through December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 7, 2011 the Company issued a note payable with an unrelated party for the principal of $2,500 maturing on October 10, 2011 with interest at 6% per annum with principal and interest due at maturity.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $56,644 from sales of services since inception.  $1,860 has been earned in the three months ended March 31, 2011.  We saw this decrease in revenue due to the seasonality of our business where most revenues have been earned through landscaping activities and chemical spraying.  The company was not able to offer services for snow and ice removal in the year ended December 31, 2010 or Q1 of 2011 as planned.  Q1 of 2011 revenues depended completely upon weather due to seasonality.  We expect revenues to increase significantly for the three months ended June 30, 2011.

For the three months ended March 31, 2011, we incurred $445 in general and administrative expenses, $12,654 in professional fees, $1,432 depreciation expenses, and $2,560 in payroll expenses.  We expect these expenses to increase significantly in future periods, due to a $36,000 salary to our general manager, fees for auditing, and general and administrative expenses increasing if more clients are serviced because of higher fuel, supply, and waste dumping costs.

We have spent no time or financial resources on product research and development since inception.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations from; 1) the proceeds from sales of common stock offered pursuant to a private placement which was closed on September 30, 2009, in which we had gross proceeds of $88,000, and 2) private placements of 150,000 shares for $7,500 on July 19, 2010; 125,000 shares on February 11, 2011 for $10,000 in cash; and 62,500 shares on March 21, 2011 for $5,000 in cash.

As of March 31, 2011, we had $2,271 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the first quarter of 2011 has been approximately $5,000 per month.  We expect that that cash burn rate to decrease slightly over the following quarter due to a large one-time transfer agent fee seen during the Q1 period and a bill for auditing the year end financials coming due in Q2.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past June 2011.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the three months ended March 31, 2011 was $15,659.  Ongoing monthly financial commitments of the company include salary to the General Manager of $3,000, and $300 to the General Manager for use of his truck for company business.

Net cash from financing activities for the period from September 2, 2009 (inception), through March 31, 2011, was $112,752.  This funding came from 44 investors in an offering of common stock at $0.10 per share that ended on September 30, 2009, $600 total from our three officers for common stock at $.001 per share, one investor purchasing 150,000 shares for $7,500, and the net cash from financing activities for the three months ended March 31, 2011 was $16,652 from two investors at $15,000 total and a loan for $1,652.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past June 2011, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2011, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

As of March 31, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2011 the Company sold 125,000 shares of restricted common stock to one investor at $0.08 per share for $10,000 in cash.  On March 21, 2011 the Company sold 62,500 shares of restricted common stock to one investor at $0.08 per share for $5,000 in cash.  In conjunction with the private placements, there were no fees, commissions, or professional fees for services payable.  The placements were undertaken by the officers of Greenplex.  The private placement of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to paying outstanding debt.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Form of Subscription Agreement 2009 (1)

4.2	Form of 2011 Stock Purchase Agreement (2)

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Previously filed with the SEC in Form S-1 on April 8, 2010, file number 333-165951, which exhibit is incorporated herein by reference.
(2)	Previously filed with the SEC in Form 8-K on February 17, 2011, file number 000-54046, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

May 4, 2011	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)