Form 10-Q
period 2011-06-30
GreenPlex Services, Inc.
filed 2011-08-22
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.

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

Number of shares outstanding of the issuer’s common stock as of August 22, 2011: 1,817,500 shares.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.

June 30, 2011 and 2010

GreenPlex Services, Inc.
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$1,741	$1,278
Accounts receivable	7,641	2,597

Total Current Assets	9,382	3,875

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(8,487)	(5,623)

Landscaping Equipment, net	17,434	20,298

Total Assets	$26,816	$24,173

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$17,365	$12,808
Accrued expenses	2,639	5,653
Notes payable	4,152	-
Advances from related party	3,800	-
Sales tax payable	1,571	1,012
Accrued payroll liabilities	5,275	2,652

Total Current Liabilities	34,802	22,125

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 75,000,000 shares authorized,
1,817,500 and 1,630,000 shares issued and outstanding, respectively	1,818	1,630
Additional paid-in capital	109,282	94,470
Accumulated deficit	(119,085)	(94,052)

Total Stockholders' Equity (Deficit)	(7,986)	2,048

Total Liabilities and Stockholders' Equity (Deficit)	$26,816	$24,173

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the		For the	For the	For the
	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	June 30, 2011		June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,051		$17,982	$19,881	$19,282

OPERATING EXPENSES

Advertising and promotion	-		391	-	391
Professional fees	11,426		6,489	24,080	15,345
Payroll expenses	11,306		11,550	13,866	22,876
Depreciation	1,432		1,432	2,864	2,370
General and administrative	3,622		8,325	4,067	14,111

Total Operating Expenses	27,786		28,187	44,877	55,093

LOSS FROM OPERATIONS	(9,735)		(10,205)	(24,996)	(35,811)

OTHER (INCOME) EXPENSES
Interest expense	38		-	38	-

Total Other (Income) Expenses	38		-	38	-

LOSS BEFORE TAXES	(9,773)		(10,205)	(24,996)	(35,811)

INCOME TAX PROVISION	-		-	-	-
		$
NET LOSS	$(9,773)		(10,205)	$(25,034)	$(35,811)

NET LOSS PER COMMON SHARE -		$
BASIC AND DILUTED:	$(0.01)		(0.01)	$(0.01)	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	1,817,500		1,480,000	1,761,563	1,480,000

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity
For the Period from September 2, 2009 (inception) through June 30, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 2, 2009 (inception)	-	-	-	-	-

Shares issued to Directors and President for cash
at $0.001 per share, on September 2, 2009	600,000	600	-		600

Shares issued for cash at $0.10 per share
for the period ended October 31, 2009	880,000	880	87,120		88,000

Net loss				(46,839)	(46,839)

Balance, December 31, 2009	1,480,000	1,480	87,120	(46,839)	41,761

Shares issued for cash at $0.05 per share
for the period ended July 31, 2010	150,000	150	7,350		7,500

Net loss				(47,213)	(47,213)

Balance, December 31, 2010	1,630,000	1,630	94,470	(94,052)	2,048

Shares issued for cash at $0.08 per share
for the period ended March 31, 2011	187,500	188	14,812		15,000

Net loss				(25,034)	(25,034)

Balance, June 30, 2011	1,817,500	1,818	109,282	(119,086)	(7,986)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

		For the Six Months	For the Six Months
		Ended	Ended
		June 30, 2011	June 30, 2010
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(25,034)	$(35,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		2,864	2,370
Changes in operating assets and liabilities:
Accounts receivable		(5,044)	(3,359)
Customer prepayments		-	4,722
Accrued expenses		(3,014)	(1,278)
Accounts payable		4,557	6,464
Sales tax payable		559	1,309
Accrued payroll liabilities		2,623	(588)

NET CASH USED IN OPERATING ACTIVITIES		(22,489)	(26,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment		-	(20,089)

NET CASH USED IN INVESTING ACTIVITIES		-	(20,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party		3,800	-
Proceeds from short term notes		4,152	-
Proceeds from sale of common stock		15,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES		22,952	-

NET CHANGE IN CASH		463	(46,260)

Cash, Beginning of Period		1,278	47,860

Cash, End of Period		$1,741	$1,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$		$-
Income tax paid		$-	$-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

June 30, 2011 and 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 which were filed and effective on April 13, 2011.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to estimated useful lives of landscaping equipment; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, sales tax payable, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include landscaping equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at June 30, 2011.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $119,086 at June 30, 2011 and had a net loss of $25,034 and net cash used in operating activities of $22,489 for the six months then ended, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPING EQUIPMENT

Landscaping equipment, stated at cost, less accumulated depreciation at June 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2011	December 31, 2010
Landscaping equipment	3-5	$25,921	$25,921
		25,921	25,921
Less accumulated depreciation		(8,487)	(5,623)
		$17,434	$20,298

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $2,864 and $2,370 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 - NOTES PAYABLE

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and was subsequently extended to be due October 25, 2011.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum.  There was $38 of interest accrued at June 30, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related party-Chief Executive Officer

On May 18, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $800 with no interest thereon from May 18, 2011 to maturity in 180 days on November 14, 2011.

On June 8, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $1,000 with no interest thereon from June 8, 2011 to maturity in 180 days on December 5, 2011.

On June 10, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $2,000 with no interest thereon from June 10, 2011 to maturity in 180 days on December 7, 2011.

NOTE 7 – COMMITMENT AND CONTINGENCIES

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

On March 15, 2011 the Company entered into a new employment contract with Mr. Jefferson expiring December 1, 2011 and agreed to pay him $36,000 per year, payable as specified in his previous contract. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the year ending December 31, 2010 or for the period from September 2, 2009 (inception) through June 30, 2011.

NOTE 9 – CONCENTRATIONS

Customer and credit concentrations

Customer concentrations for the six months ended June 30, 2011 and 2010 are as follows:

	Net Sales		Accounts Receivable At
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	June 30, 2011	June 30, 2010

Customer A	15.1%	15.0%	8.6%	14.7%

Customer B	13.0%	16.5%	15.9%	14.8%

Customer C	12.1%	0.0%	19.1%	-%

Customer D	-%	7.2%	-%	-%

Customer E	-%	0.0%	10.1%	-%

Customer F	6.0%	6.2%	5.7%	13.2%

Customer G	-%	8.0%	-%	%

Customer H	-%	6.1%	-%	7.4%

Customer I	-%	-%	-%	9.9%

Customer J	-%	-%	10.3%	-%

Customer K	-%	-%	-%	12.4%

	46.2%	59.0%	69.7%	72.3%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 10 – SUBSEQUENT EVENTS

On August 18, 2011, the company entered into a promissory note with an unrelated individual in the amount of $5,000 at 6% interest per annum that is due for repayment on February, 14, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2010.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

General

GreenPlex Services, Inc. was organized under the laws of the State of Nevada on September 2, 2009.  The company was organized for the express purpose of providing landscape and exterior property management services and product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake in the future a franchise opportunity program after a feasibility evaluation, according to our business plan, is completed and found to be reasonable.

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $74,695 from sales of services since inception.  Revenue of $19,881 was earned in the six months ended June 30, 2011 as compared to $19,282 in revenue earned in the six months ended June 30, 2010.  This revenue for the two periods was similar.  We were not able to offer services for snow and ice removal in the year ended December 31, 2010 or the first quarter of 2011 as planned because we did not have funds available to purchase snow removal equipment.  Revenues for the first two quarters of 2011 depended completely upon weather due to seasonality.  We expect revenues to increase significantly for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011.

For the six months ended June 30, 2011, we incurred $4,067 in general and administrative expenses, $11,958 in professional fees, $2,864 in depreciation expenses, and $13,866 in payroll expenses.  We expect these expenses to be similar in future periods, due to a $36,000 salary to our general manager, similar professional fees, and possibly general and administrative expenses increasing if more clients are serviced because of higher fuel, supply, and waste dumping costs.

We have spent no time or financial resources on product research and development since inception.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations primarily from our revenues, the net proceeds from, private placements and from the issuances of promissory notes.  We have outstanding debt in a an aggregate principal amount of $7,952 as follows:  1) a promissory note without interest in the amount of $1,652 issued on January 28, 2011 which matures on the extended date of October 25, 2011; 2) a promissory note in the principal amount of $2,500 on April 7, 2011 with interest at 6% per annum and a maturity date of October 10, 2011; 3) a related party promissory note without interest in the amount of $2,000 issued on May 18, 2011 which matures on November 14, 2011; 4) a related party promissory note without interest in the amount of $1,000 issued on June 8, 2011 which matures on December 5, 2011; 5) a related party promissory note without interest in the amount of $2,000 issued on June 10, 2011 which matures on December 7, 2011.  These five promissory notes total $7,952, of which $3,800 is a related party payable.

As of June 30, 2011, we had $1,741 in cash and cash equivalents.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the first half of 2011 has been approximately $4,000 per month.  We expect that that cash burn rate to stay constant over the following quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past September 2011.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the six months ended June 30, 2011 was $22,489.  Ongoing monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash from financing activities for the six months ended June 30, 2011 was $22,952.  This included two investors for aggregate proceeds of $15,000 pursuant to which an aggregate of 187,500 shares of common stock were issued, and the issuance of promissory notes without interest totaling $7,952.  $3,800 of this amount was from the CEO of the company in aggregate of three promissory notes.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past September 2011, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond September 2011, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for our fiscal year ended December 31, 2010 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

As of June 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

GREENPLEX SERVICES, INC.

August 22, 2011	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)