Form 10-Q
period 2011-09-30
GreenPlex Services, Inc.
filed 2011-11-07
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Number of shares outstanding of the issuer’s common stock as of November 7, 2011: 1,817,500 shares.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.

September 30, 2011 and 2010

GreenPlex Services, Inc.
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$4,647	$1,278
Accounts receivable	4,245	2,597

Total Current Assets	8,892	3,875

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(9,918)	(5,623)

Landscaping Equipment, net	16,003	20,298

Total Assets	$24,895	$24,173

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$14,082	$12,808
Accrued expenses	2,676	5,653
Notes payable	9,152	-
Advances from related party	3,800	-
Sales tax payable	1,645	1,012
Accrued payroll liabilities	5,214	2,652

Total Current Liabilities	36,569	22,125

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 75,000,000 shares authorized,
1,817,500 and 1,630,000 shares issued and outstanding, respectively	1,818	1,630
Additional paid-in capital	109,282	94,470
Accumulated deficit	(122,774)	(94,052)

Total Stockholders' Equity (Deficit)	(11,674)	2,048

Total Liabilities and Stockholders' Equity (Deficit)	$24,895	$24,173

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,940	$21,546	$38,821	$40,828

OPERATING EXPENSES

Advertising and promotion	396	-	396	391
Professional fees	5,948	7,116	30,028	22,461
Payroll expenses	11,162	11,273	25,028	34,149
Depreciation	1,431	1,432	4,295	3,802
General and administrative	3,653	6,407	7,720	20,518

Total Operating Expenses	22,590	26,228	67,467	81,321

LOSS FROM OPERATIONS	(3,650)	(4,682)	(28,646)	(40,493)

OTHER (INCOME) EXPENSES
Interest expense	38	-	76	-

Total Other (Income) Expenses	38	-	76	-

LOSS BEFORE TAXES	(3,688)	(4,682)	(28,722)	(40,493)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(3,688)	$(4,682)	$(28,722)	$(40,493)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted Common Shares Outstanding -
basic and diluted	1,817,500	1,597,390	1,780,413	1,519,705

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended September 30, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	1,480,000	1,480	87,120	(46,839)	41,761

Shares issued for cash at $0.05 per share
for the period ended July 31, 2010	150,000	150	7,350		7,500

Net loss				(47,213)	(47,213)

Balance, December 31, 2010	1,630,000	1,630	94,470	(94,052)	2,048

Shares issued for cash at $0.08 per share
for the period ended March 31, 2011	187,500	188	14,812		15,000

Net loss				(28,722)	(28,722)

Balance, September 30, 2011	1,817,500	$1,818	$109,282	$(122,774)	$(11,674)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	MonthsEnded	Months Ended
	September	September
	30, 2011	30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28,722)	$(40,493)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,295	3,802
Changes in operating assets and liabilities:
Accounts receivable	(1,648)	(4,685)
Accrued expenses	(2,977)	1,036
Accounts payable	1,274	7,141
Sales tax payable	633	3,184
Accrued payroll liabilities	2,562	(421)

NET CASH USED IN OPERATING ACTIVITIES	(24,583)	(30,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of landscaping equipment	-	(20,089)

NET CASH USED IN INVESTING ACTIVITIES	-	(20,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	3,800	-
Proceeds from short term notes	9,152	-
Proceeds from sale of common stock	15,000	7,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,952	7,500

NET CHANGE IN CASH	3,369	(43,025)

Cash, Beginning of Period	1,278	47,860

Cash, End of Period	$4,647	$4,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

September 30, 2011 and 2010

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and the estimated useful lives of landscaping equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

There was no allowance for doubtful accounts at September 30, 2011 or 2010.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income taxes

The Company accounts for income taxes under paragraph 740-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

There were no potentially dilutive shares outstanding as of September 30, 2011 or 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011 and had a net loss and net cash used in operating activities for the interim period then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPING EQUIPMENT

Landscaping equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2011	December 31, 2010

Landscaping equipment	3-5	$25,921	$25,921

		25,921	25,921
Less accumulated depreciation		(9,918)	(5,623)
		$16,002	$20,298

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $4,296 and $3,802 for the interim period ended September 30, 2011 and 2010, respectively.

NOTE 5 - NOTES PAYABLE

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and was subsequently extended to be due February 14, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum.  This note was subsequently extended to February 14, 2012.  There was $76 of interest accrued at September 30, 2011.

On August 18, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from related party - Chief Executive Officer

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

The Board of Directors did not grant any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the interim period ended September 30, 2011 or 2010.

NOTE 9 – CONCENTRATIONS

Customer and credit concentrations

Customer concentrations for the interim period ended September 30, 2011 and 2010 are as follows:

	Net Sales		Accounts Receivable at
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	September 30, 2011	December 31, 2010

Customer A	-%	-%	8.1%	-%

Customer B	9.6%	20.4%	18.4%	90.4%

Customer C	6.2%	-%	-%	-%

Customer D	15.2%	16.6%	-%	-%

Customer E	15.2%	10.1%	10.8%	-%

Customer F	-%	-%	14.5%	-%

Customer G	11.5%	-%	8.2%	-%

Customer H	-%	8.8%	-%	-%

	57.7%	55.9%	60.0%	90.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

General

GreenPlex Services, Inc. was organized under the laws of the State of Nevada on September 2, 2009.  The company was organized for the express purpose of providing landscape and exterior property management services and landscape product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake in the future a franchise opportunity program after a feasibility evaluation, according to our business plan, is completed and found to be reasonable.

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, it has earned minimal revenues of $93,635 from sales of services.  Revenues of $38,821 were earned in the nine months ended September 30, 2011 as compared to $40,828 in revenues earned in the nine months ended September 30, 2010.  Revenues of $18,940 were earned in the three months ended September 30, 2011 as compared to $21,546 in revenues earned in the three months ended September 30, 2010.  This slight decrease was simply due to less service hours performed.  We have not been able to offer services for snow and ice removal as planned at least through the first quarter of 2012 due to a lack of funds to purchase snow removal equipment.  We expect revenues to decrease significantly for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011 due to seasonality.

For the nine months ended September 30, 2011, we incurred $7,720 in general and administrative expenses, $30,028 in professional fees, $4,295 in depreciation expenses, $396 in advertising and promotion, and $25,028 in payroll expenses.  We expect these expenses to be similar in future periods, due to a $36,000 salary to our general manager, similar professional fees, and possibly general and administrative expenses increasing if more clients are serviced because of higher fuel, supply, and waste dumping costs.

We have spent no time or financial resources on product research and development since inception.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations primarily from our revenues, the net proceeds from private placements and from the issuances of promissory notes.  We have outstanding debt in an aggregate principal amount of $12,952 as follows:  1) a promissory note without interest in the amount of $1,652 issued on January 28, 2011 which matures on the extended date of February 14, 2012; 2) a promissory note in the principal amount of $2,500 on April 7, 2011 with interest at 6% per annum and a maturity date of February 14, 2012; 3) a promissory note without interest in the amount of $800 issued to our Chief Executive Officer on May 18, 2011 which matures on November 14, 2011; 4) a promissory note without interest in the amount of $1,000 issued to our Chief Executive Officer on June 8, 2011 which matures on December 5, 2011; 5) a promissory note without interest in the amount of $2,000 issued our Chief Executive Officer on June 10, 2011 which matures on December 7, 2011; 6) a promissory note in the principal amount of $5,000 on August 8, 2011 with interest at 6% per annum and a maturity date of February 14, 2012  These six promissory notes total $12,952, of which $3,800 are  related party payables.

As of September 30, 2011, we had $4,647 in cash and cash equivalents.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over year 2011 has been approximately $3,000 per month.  We expect that that cash burn rate to decrease over the next quarter due to seasonal down cycle in business.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past November 2011.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the nine months ended September 30, 2011 was $24,583.  Ongoing monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash from financing activities for the nine months ended September 30, 2011 was $27,952.  This includes the issuance of an aggregate of 187,500 shares to two investors for gross proceeds of $15,000 and the issuance of promissory notes without interest in the aggregate principal amount of $12,952 as detailed above.  $3,800 of this amount was from the CEO of the company in aggregate of three promissory notes.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past November 2011, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2011, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

As of September 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.

November 7, 2011	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)