Form 10-K
period 2011-12-31
GreenPlex Services, Inc.
filed 2012-04-12
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 12, 2012 was $60,250 based on the sale price of the shares in a private placement that closed on April 5, 2012, at a price of $0.05 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of April 12, 2012: 2,017,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

14A Proxy Statement was filed on December 12, 2011 and is referenced in Item 4 of this Form 10-K.

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” in this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

ITEM 1.   BUSINESS

Introduction

GreenPlex Services, Inc. was organized under the laws of the State of Nevada on September 2, 2009.  Our company was organized for the express purpose of providing landscape and exterior property management services to residential, industrial, and commercial customers throughout areas of Eastern Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, fertilizer and weed control spraying, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible, utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake a feasibility study to determine if our business concept can evolve into a business franchise opportunity.  Our company is bonded, licensed and carries up to $2,000,000 of general business liability insurance.

We have one fully equipped spray truck that is composed of a one ton flatbed truck, two 350 gallon plastic chemical tanks, one 150 gallon plastic chemical tank, two high-pressure portable pumps and three 300 foot long of high pressure hoses.  Multiple tanks and hoses are a requirement to avoid cross contamination of different chemical and pesticides.  Our general manager, James Jefferson, is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator). Government approval is needed for the service of chemical spray application only and our other services and products do not require government approval.  The effect of existing governmental regulations on our business is minor, as we employ a Certified Commercial Spray Applicator and stay within the laws and regulations pertaining to the services we offer

We are mostly a service based company that will be orientated toward commercial, industrial, and residential clients.  Additional products that we sell are foliage, such as trees and shrubbery, material landscape beautification products and ornamentation, synthetic grass, fertilizers and pesticides, fire-retardant gels and foams, and items such as consumer greenhouses and compost centers.  Currently, we carry no product inventory except certain chemicals used for spraying.  We can acquire the aforementioned products through various local vendors or commercial product outlets and sell directly to clients when or as part of our corresponding services when necessary.  We plan to carry increased inventory in our various offered products when we have cash to do so.  The service work will be seasonal in nature and much of the work will be secured on a bid basis and through service contracts.  We may employ seasonal and part-time employees and will not be required to pay certain expenses related to full time and year round employees.  We hired an individual as General Manager who brought clients to our company through existing relationships and his reputation in the industry.  Because of no snow removal plan fully implemented by the company and no snow removal equipment purchased, the General Manager was laid off on November 23, 2011 and then re-hired pursuant to the same terms as conditions as his original contract on April 1, 2012.  We are not currently dependent upon any suppliers, with the exception of our synthetic grass supplier, and all other equipment to be utilized by us will be off the shelf and manufactured by nationally recognized brand names in the industry.  We are in the ongoing process of acquiring equipment and we are researching the business and market, while advertising to attract clients.  Our activities up to December 2011 have mainly been organizational and developmental and we have only acquired a limited number of customers.  We do not have sufficient capital to enable us to commence and complete our strategic business plan.  We will require additional financing in order to conduct the business described in this section.

Business Strategy

Our activities to date have been limited primarily to organization, initial capitalization, business and product research, developing a website, preparing a comprehensive business and operating plan, evaluating the regulatory requirements of the industry, and securing clients.  For the year ended December 31, 2011, we had $47,384 in revenues from operations.  Our expenses for the year ended December 31, 2011 consisted primarily of professional fees related to accounting and public reporting, taxes, payroll, and general and administrative expenses such as fuel, insurance, supplies, licenses and waste disposal.

Our company is structured expressly as a service and product re-sale entity and therefore we do not currently engage in the design, development, or manufacture of products.  In Phase I of our multiphase business plan, we have entered into a research and marketing plan to determine an advantageous business model and developed an appealing advertising and marketing campaign.  In September 2009, we entered into a sales representation agreement with Spokane North Idaho Dream Turf, LLC, for the purpose of promoting synthetic turf to potential clients and gaining sales to develop larger scale revenue while helping clients lower water usage and property maintenance needs.  In this agreement, we agreed to represent and promote the synthetic turf products and receive a 3% commission on the sale price of orders we coordinate.  In July of 2011, Spokane North Idaho Dream Turf discontinued its business operations, but we can still source synthetic turf material directly from Dream Turf LLC.

Our plan of operations for the next twelve months includes:

•	Implementation of our Strategic Marketing Plan,
•	Increase our clientele and hire additional full or part time employees when necessary,
•	Realize additional capital investments

GreenPlex Services, Inc.’s Services

We currently offer a wide ranging list of services to our clients which are illustrated by the list below.

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

Market Analysis and Competition

The greater Spokane and Coeur d’ Alene area which is the territory that we have focused on initially has a population base of 550,000 individuals and several thousand businesses that use the type of services which we provide.  As a consequence of the down turn in the economy, most potential clients will be looking for high quality services at competitive prices.  We believe our competitiveness will be based on the quality of services rendered, above average customer service, the competitively priced fees charged for those services, and our use of environmentally friendly products.  We will be competing against large established companies that have better funding, but also more general overhead.  The competitive situation may adversely affect our sales or capacity to retain or increase clientele or business.  There are no assurances we will be able to successfully compete against these other competitors based on these factors.

Our main landscaping competition is from Senske Lawn and Tree Care, TruGreen, Haase Landscape, Diamond Landscape Service, Four Seasons Landscaping, Living Water, and Copper Creek Landscaping, six primary companies that are full service and operating within our territory who are offering, in part, most of the same services and products as us.  There are many companies that are offer landscaping and exterior property management services, but few that promote a green method which is designed to attract the more environmentally conscious client to hire us.  There are also local competing companies that offer synthetic turf installation sales, such as Diamond Landscape Service and Copper Creek Landscaping.  We believe our customer service is superior, our prices more competitive, and we offer various services not offered by the competitors.  For example, none of the six primary competitors aforementioned offer consumer greenhouse setup, and none offer wildfire precaution assessment to our knowledge even though there have been wildfires.  For example, more than 127 homes have been destroyed by wildfires in one section of the Spokane Valley since 1991 according to the Seattle Times.  The March 2009 Washington Department of Natural Resources database reported 554 wildfire ignitions in Spokane County from 2003 through 2007, burning approximately 3,230 acres as a result.  There are a few local companies that offer wildfire safely assessment in our territory, such as Chewack Wildfire, but they do not offer any other landscaping or exterior property management services and we believe our potential clients will want one company that offers all of these services, a “one-stop-shop.”

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

As of December 31, 2011, we had a customer base consisting of 41 different customers and have one service contract in place.  Our competitive position is very low, due to the fact that our company is still at the developmental stage.  Much time in the past has been spent on organizing the company and purchasing and preparing the company equipment, such as assembly of the spray truck.  Our competitive position is underneath the vast majority of our competitors and we hope to dramatically expand our customer base and increase our revenues over the coming months.

Marketing and Sales

We will develop all the appropriate advertising, presentations, marketing materials, a website, and initiate meetings with potential clients in the territory.  We intend to use an integrated plan that includes robust and informative advertising, target marketing, and personal affiliate connections.  Three primary targets that will be approached by GreenPlex are: 1) residential, 2) commercial, and 3) industrial.  The identification of potential customers will be determined by GreenPlex pursuant to continuing analysis of the existing market.  GreenPlex plans to do direct mailings and call on to potential clients as part of its marketing strategy.  Relationships with municipalities, commercial and residential developers and contractors, and community neighborhood associations will help in marketing our services and products.  Our company website is GreenPlexServices.com.

Patents, Trademarks, and Copyrights

Our business is not dependent on any proprietary patents or technology.

Employees

Our officers, Kyle W. Carlson and Andrew Christman, perform employee-like services for our company on a part time basis.  Mr. Carlson works approximately 5 hours each per week for the benefit of GreenPlex Services.  Employee-like services provided by the officers and directors of GreenPlex Services are not compensated at this time and no employee contracts with them have been entered into.  These individuals have other employment and responsibilities outside of GreenPlex Services.

We have renewed an employment agreement effective April 1, 2012 that does not expire until either party terminates the agreement with our General Manager who has 14 years of experience as the head of an established and well known landscape architect and maintenance company operating in the Western Washington area.  We believe this individual has a loyal following of existing customer that could potentially become customers of our company, due to his reputation.  The terms of the employment agreement include;

-a salary of $36,000 per year for a full-time employee position

-$200 per month given for vehicle allowance

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

We have only generated $102,198 of revenues from business operations, through sales of our services, since September 2, 2009 (inception), through December 31, 2011.  Rather, we incurred a net loss, and have an accumulated deficit of $132,931 from September 2, 2009 (inception), through December 31, 2011.  We currently have minimal revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time as the full operational stage is reached, if full scale operations are, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We currently have minimal operations and minimal income.  Due to our lack of financial resources, we are still an early stage company and we have only realized $47,384 in revenues as of December 31, 2011.  As of December 31, 2011, we had cash and accounts receivable in the amount of $2,196.  Given the recent rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past May 2012, and we will need to raise at least $50,000 in a private placement offering to meet our financial commitments for at least the next twelve months.  We will require financing in order to purchase additional equipment and market our business.  There is no assurance that we will be successful in raising these funds or generate these funds from the sales of our existing products.  In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Our success is dependent on the efforts, experience and relationships of Kyle W. Carlson as well as the other officer of the corporation.  If Mr. Carlson were unable to continue in his role, the business would be adversely affected as to its business prospects and earning potential.  We do not currently carry any insurance to compensate for any such loss.

We may find it very difficult or impossible to find suitable employees in the future or to find independent contractors to assist us.

We currently rely heavily upon the services and expertise of the executive officers and our General Manager, James Jefferson.  In order to implement our business plan, we recognize that additional employees and/or independent contractors will be required at some point in the future.  The group of two directors, which includes both officers, and the General Manager, are the only personnel at the outset of operations.  The two officers can manage the office functions until we can generate enough revenues to hire additional employees.

Because our officers and directors currently own a large percentage of our voting stock, and a significant ownership concenntration may persist, you may have minimal influence over shareholder decisions.

Our officers and directors have significant stock ownership in our company and will retain significant control in the future.  Our officers and directors currently own approximately 19.8% of the voting power of our outstanding capital stock.  Half of the shares held by our officers and directors are registered and may be sold, if they were it would bring their voting power to approximately 9.9%, but all such shares might not be sold.  If a significant ownership concentration persists, this group could have significant influence over the management and affairs of our business.  They may also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds by the end of the second quarter of 2012 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately three months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of the third quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have a new and unproven business model, a new business approach, and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the viability of our services and products that will be sold in a limited geographic area.  We have begun marketing some of our services.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also cultivate relationships to maintain clients.  Our business model assumes that potential clients will see the appeal in the green value of our services and products, as well as the benefits to purchase higher value services and products we offer such as synthetic turf installation sales, wildfire safety assessment and products, and consumer greenhouse and compost center education and setup.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have only 1 service contract in place and have 41 different regular customers.

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

We have a limited  operating history and expect to incur losses in the future.

We have a limited operating history and have not generated significant revenues.  We have not achieved profitability and expect to incur losses for the foreseeable future.  We expect those losses to increase as we continue to incur expenses to develop our services and increase our product sales.  We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

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

If we fail to attract additional clients and purchasers of our products, it will have an adverse impact on our business.

Our success depends upon our ability to attract additional clients to enter into service agreements with us and to sell our products to clients.  If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

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

RISKS RELATED TO OUR STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock.  Our common stock is listed on the OTC Bulletin Board.  We cannot assure you that our common stock will be quoted on the OTC Bulletin Board, or that it will be able to maintain that quotation.  Further, although the common stock of GreenPlex Services is quoted on the OTC Bulletin Board, no trading of its common stock has taken place and future trading, if it occurs, may be extremely sporadic.  For example, weeks or months may pass before any shares are traded.  There can be no assurance that following the quoatation of our stock on the OTC Bulletin Board,  a more active market for such common stock will develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

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

 We are a reporting company and we are subject to  periodic reporting requirements of federal securities laws, which are expensive.

We are subject to limited periodic reporting obligations under the Securities Exchange Act of 1934 and other federal securities laws.  We are obligated to file annual reports on Form 10-K containing audited financial statements certified by independent public accountants following the end of each fiscal year, quarterly reports on Form 10-Q containing unaudited financial information for the first three quarters of each fiscal year following the end of such fiscal quarter, and current reports on Form 8-K shortly after the occurance of certain material events.  The costs of preparing and filing annual, quarterly and current reports, with the SEC would cause our expenses to be higher than they would be if we remained a privately-held company.  We will have to incur considerable legal and accounting fees in order to comply with our reporting obligations.  In addition, we will incur substantial expenses in connection with the preparation of this registration statement.

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

Our common stock is be subject to “penny stock” rules which may be detrimental to investors.

Our shares of common stock are currently listed on a registered national securities exchange, the OTC Bulletin Board, but they are not quoted as of this time.  If our company should become quoted on the OTC Bulletin Board, of which there is no assurance, our common stock may become subject to the regulations promulgated by the Securities and Exchange Commission for “penny stock.”, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares. Our common stock is penny stock as defined by the Exchange Act.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  The reluctance of institutional investors to trade penny stocks and the additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock.  The lack of volume and transactions, if and when it becomes listed on an exchange, in our stock may reduce the overall market value of the common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our executive office is currently located at 10183 North Aero Drive, Suite 2, Hayden, ID 83835.  The 100 square foot office is provided by an officer of the company at no cost.  This facility functions as our main operating facility.  We believe the premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as we raise additional capital.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the OTC Bulletin Board since December 30, 2010, but has never had a price quoted.  Since its listing on the OTCBB, there has been no quoted price and no trading activity of any kind and consequently there are no historical share prices to report and currently no market for it.

As of December 31, 2011, we had no outstanding stock options, stock purchase warrants, or other derivative securities.  1,817,500 of the outstanding shares could currently be sold pursuant to Rule 144.

As of December 31, 2011, there were approximately 50 holders of record of the 1,817,500 shares of common stock issued and outstanding.  Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On February 11, 2011, we sold 125,000 shares of restricted common stock to one non-affiliated investor at $0.08 per share for $10,000.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 21, 2011, we sold 62,500 shares of restricted common stock to one non-affiliated investor at $0.08 per share for $5,000.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 4, 2012, we sold 200,000 shares of restricted common stock to one non-affiliated investor at $0.05 per share for $10,000.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $102,198 from sales of services since inception.  Revenues of $47,384 were earned in the year ended December 31, 2011 as compared to $52,054 for the year ended December 31, 2010.  We saw this small decrease in revenue due to fewer clients serviced than the previous year.  We expect the revenue to increase though the period ending December 31, 2012.  Q1 of 2012 revenues will depend upon weather due to seasonality.  We have not been able to offer services for snow and ice removal in the years ended December 31, 2011 or 2010 because of lack of funds to purchase equipment.

For the year ended December 31, 2011, we incurred $9,597 in general and administrative expenses, $39,029 in professional fees, and $31,294 in payroll expenses, compared to December 31, 2010 where we incurred $20,253 in general and administrative expenses, $30,003 in professional fees, and $43,386 in payroll expenses.  The increase in professional fees was due to a $10,000 payment for our Depository Trust Company application to become eligible for electronic trading.  The decrease in general and administrative fees was due to less tools being purchased.  The decrease in payroll was due to not using any part-time employees in the year ended December 31, 2011.  We expect the 2011 year end payroll to remain constant in future periods, except for possible additional full or part-time employees being added.  We expect the 2011 year end general and administrative expenses to remain constant in future periods, except for possible increases if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2011 year end professional fees to remain constant in future periods

Our general and administrative expenses for the year ended December 31, 2011 included the following major expenses:

1.  Business licenses and permits at as cost of $702.

2.  Fuel at a cost of $4,189.

3.  Insurance expense at a cost of $246.

4.  Repairs and maintenance at a cost of $215.

5.  Work supplies at a cost of $1,749

6.  Materials costs at $720

7.  Yard waste disposal at $843

8.  Other miscellaneous at $933

We have spent no time or financial resources on product research and development during the first two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We are currently financing our operations from 1) the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2009, in which we had gross proceeds of $88,600, 2) a private placement of 150,000 shares for $7,500 on July 19, 2010, and 3) private placements of 187,500 shares for $15,000 in July 2011.

As of December 31, 2011, we had $1,353 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the year ended 2011 has been approximately $3,200 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the year ended December 31, 2011 was $27,877.  Ongoing monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash from financing activities for the year ended December 31, 2011 was $27,952.  $3,800 came from advances from related parties, $9,152 came from proceeds from short term notes, and two investors purchased 187,500 shares for $15,000.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past May 2012, but we plan to raise at least $30,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2012, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for the fiscal years ended December 31, 2011 and 2010 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the financial statements included in this report.  Of these policies, we believe that the following items described in Note 2 are the most critical in preparing our financial statements.

Revenue Recognition

We follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenues:

(i) Lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program:  We derive our revenues from sales contracts with customers with revenues being generated when services are rendered.  Persuasive evidence of an arrangement is demonstrated via invoice and service agreement, service rendering is evidenced by a signed service application form by the service technician; the sales price to the customer is fixed upon signing of the service agreement and there is no separate sales rebate, discount, or volume incentive.

(ii) Commission income:  Commission income is recognized upon signing of sales order and delivery of product which we represent by the Manufacturer.  On September 21, 2009, we entered into a sales representative agreement (“Sales Representative Agreement”).  Pursuant to the Sales Representative Agreement we are compensated on sales leads provided by us at 3% percent of all prepaid and credit sales for all standard sales without volume discounts except product sample sales.  We need to negotiate in advance of the sales commission percentage to be paid on all orders that the Manufacturer allows a quantity discount or other trade concession.  Commission on refunds to customers or merchandise returned by the customer which commission has already been paid to us should be deducted from future commissions to be paid to us by the Manufacturer.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We base its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our significant estimates and assumptions include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of landscaping equipment; income taxes provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that our Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

We base our estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We regularly evaluate the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GreenPlex Services, Inc.

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GreenPlex Services, Inc.

Hayden, Idaho

We have audited the accompanying balance sheets of GreenPlex Services, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 12, 2012

GreenPlex Services, Inc.
Balance Sheets

	December 31,
	2011	2010
Assets
Current Assets
Cash	$ 1,353	$ 1,278
Accounts receivable	843	2,597
Total Current Assets	2,196	3,875

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(11,350)	(5,623)
Landscaping Equipment, net	14,571	20,298

Total Assets	$ 16,767	$ 24,173

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 16,615	$ 12,808
Accrued expenses	5,970	5,653
Notes payable	9,152	-
Notes payable – related party	3,800	-
Sales tax payable	747	1,012
Accrued payroll liabilities	2,314	2,652
Total Current Liabilities	38,598	22,125

Stockholders' Equity (Deficit)
Common stock: $.001 par value, 75,000,000 shares authorized,
1,817,500 and 1,630,000 shares issued and outstanding, respectively	1,818	1,630
Additional paid-in capital	109,282	94,470
Accumulated deficit	(132,931)	(94,052)
Total Stockholders' Equity (Deficit)	(21,831)	2,048

Total Liabilities and Stockholders' Equity (Deficit)	$ 16,767	$ 24,173

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Year Ended December 31,
	2011	2010
Revenues	$ 47,384	$ 52,054

Operating Expenses
Advertising and promotion	396	391
Professional fees	39,029	30,003
Payroll expenses	31,294	43,386
Depreciation	5,727	5,234
General and administrative	9,597	20,253
Total Operating Expenses	86,043	99,267

Loss From Operations	(38,659)	(47,213)

Other Income (Expense)
Interest expense	(220)	-

Loss Before Taxes	(38,879)	(47,213)
Income Tax Provision	-	-

Net Loss	$ (38,879)	$ (47,213)

Net Loss per Common Share - Basic and Diluted	$ (0.02)	$ (0.03)

Weighted Common Shares Outstanding - Basic and Diluted	1,789,763	1,547,395

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2011 and 2010

			Additional Paid-in Capital		Total Stockholders’ Equity (Deficit)
	Common Stock			Accumulated Deficit
	Number of Shares	Amount
Balance, December 31, 2009	1,480,000	$ 1,480	$ 87,120	$ (46,839)	$ 41,761

Shares issued for cash	150,000	150	7,350		7,500
Net loss				(47,213)	(47,213)
Balance, December 31, 2010	1,630,000	1,630	94,470	(94,052)	2,048

Shares issued for cash	187,500	188	14,812		15,000
Net loss				(38,879)	(38,879)
Balance, December 31, 2011	1,817,500	$ 1,818	$ 109,282	$ (132,931)	$ (21,831)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash Flow from Operating Activities
Net Loss	$ (38,879)	$ (47,213)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	5,727	5,234
Changes in operating assets and liabilities:
Accounts receivable	1,754	(2,597)
Accrued expenses	317	(347)
Accounts payable	3,807	12,808
Sales tax payable	(265)	776
Accrued payroll liabilities	(338)	(2,654)
Net Cash (Used in) Operating Activities	(27,877)	(33,993)

Cash Flows from Investing Activities
Purchase of landscaping equipment	-	(20,089)
Net Cash (Used in) Investing Activities	-	(20,089)

Cash Flow from Financing Activities
Advances from related party	3,800	-
Proceeds from short term notes	9,152	-
Proceeds from sale of common stock	15,000	7,500
Net Cash Provided by Financing Activities	27,952	7,500

Net Change in Cash	75	(46,582)
Cash, Beginning of Year	1,278	47,860
Cash, End of Year	$ 1,353	$ 1,278

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

December 31, 2011 and 2010

Notes to the Financial Statements

Note 1 - Organization and Operations

GreenPlex Services, Inc. (“GreenPlex” or the “Company”) was incorporated on September 2, 2009 under the laws of the State of Nevada for the purpose of serving both residential and commercial customers in the greater Spokane and Coeur d’Alene area.  Its services include (i) all aspects of lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program and (ii) sales ability of certain synthetic turf products and installation services in the geographic area of Eastern Washington and Northern Idaho.  The Company is committed to a “Green Philosophy” and where feasible, utilizing organic and socially responsible products, such as fertilizer and pesticides.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of landscaping equipment; income taxes provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses, sales tax payable, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

There was no allowance for doubtful accounts at December 31, 2011 or 2010.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

There were no potentially dilutive shares outstanding as of December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity.

Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment, stated at cost, less accumulated depreciation at December 31, 2011 and   2010 consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2011	2010
Landscaping equipment	3-5	$ 25,921	$ 25,921
		25,921	25,921
Less accumulated depreciation		(11,350)	(5,623)
		$ 14,571	$ 20,298

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $5,727 and $5,234 for the year ended December 31, 2011 and 2010, respectively.

Note 5 - Notes Payable

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to June 30, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum.  This maturity date note was subsequently extended to June 30, 2012.  There was $110 of interest accrued at December 31, 2011.

On August 18, 2011 a note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due June 30, 2012.  There was $110 of interest accrued at December 31, 2011.

Note 6 – Related Party Transactions

Notes payable -  related party

On May 18, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $800 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

On June 8, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $1,000 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

On June 10, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $2,000 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy Five Million (75,000,000) shares of Common Stock, par value $.001 per share.

Issuance of Common Stock

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

The Board of Directors did not grant any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the years ended December 31, 2011 or 2010.

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $132,931 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $45,197 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $13,219 and $16,053 for the years ended December 31, 2011 and December 31, 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Expected income tax benefit from NOL carry-forwards	45,197	31,978
Less valuation allowance	(45,197)	(31,978)
Deferred tax assets, net of valuation allowance	-	-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Federal statutory income tax rate	34%	34%
Change in valuation allowance on net operating loss carry-forwards	(34)%	(34)%
Effective income tax rate	0%	0%

Note 9 – Concentrations

Customer and Credit Concentrations

Customer concentrations for the year ended December 31, 2011 and 2010 are as follows:

	Net Sales for the Year Ended		Accounts Receivable At
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customer A	14.5%	11.4%	41.5%	0.0%
Customer B	14.0%	16.6%	0.0%	5.0%
Customer C	12.0%	25.3%	0.0%	90.4%
Customer D	10.7%	0.0%	0.0%	0.0%
Customer E	0.0%	0.0%	13.2%	0.0%
Customer F	0.0%	0.0%	23.6%	0.0%
Customer G	0.0%	0.0%	17.9%	0.0%
	51.2%	53.3%	96.2%	95.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

In January 2012, two notes payable, with interest at 6% per annum were signed with an independent third-party with a cumulative principal balance of $2,500, both maturing on June 30, 2012.

On April 5, 2012, the Company sold 200,000 shares of restricted common stock to one non-affiliated investor at $0.05 per share for $10,000 in cash.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2011 because fundamental elements of an effective control environment were not present as of December 31, 2011, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2010.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011.

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

We intend to take the following steps once the company has raised sufficient capital resources to remediate the material weakness we identified as follows:

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

Changes In Internal Control Over Financial Reporting

As of the end of the year covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors, and significant employees of GreenPlex Services are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kyle W. Carlson	President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, & Chairman	33	September 4, 2009
Andrew Christman	Vice President and Director	32	September 4, 2009

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

Kyle W. Carlson - President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, and Chairman.  Mr. Carlson is 33 years old and of good health.  Mr. Carlson attended Winona State University where he earned his business degree.  He worked in winter snow removal for Grant Township in Minnesota from 1996-2003, he co-owned Carlson Construction Services, a construction company, from 1997-2004, worked for Mr. Handyman home improvement company from 2003 to 2004, and has worked on several home and landscape improvement reality TV shows for various television networks as project manager and construction coordinator from 2005 to 2010,  Employment included “mobile home Disaster” seasons 2005 and 2008, “Deserve and Design” seasons 2007-2008, and “The Outdoor Room” seasons 2009-2010.  He is currently the Owner of Carlson Construction Corp., a home improvement company which he started in 2008, he has been a licensed contractor since 2008, and he is also certified in synthetic turf installation.  Mr. Carlson currently has his residential real estate agent license which he received in 2007.  With his vast knowledge and personal experience in snow removal, home and landscape improvement, turf installation, home construction, and residential real estate, combined with his business education and experience operating various businesses, he is well qualified to serve as Chairman of the Board of Directors.

Andrew Christman - Vice President and Director.  Mr. Christman is 32 years old and of good health.  Mr. Christman graduated from the University of Washington in 2002 with a B.A. from the Jackson School of International Studies and a minor in Spanish.  He owned and operated a successful landscaping business named Christman Landscaping from 1994 through 1998.  He also founded an exterior painting company named A&T Painting which was in business from 1998 to 2002.  From May 2005 to March 2007, he worked for by Plavan Petroleum, a San Diego biofuel distributor, and quickly became the specialist for San

Diego County in charge of the purchasing, marketing, and sales for all alternative fuels.  In March 2007, he joined national fuel and lubricant distributor Maxum Petroleum with primary responsibilities in expanding domestic biodiesel consumption along the West Coast, purchasing, inspecting supplier facilities, and general sales and marketing.  He continues to work for Maxum Petroleum today.  Mr. Christman has years of working experience in the landscaping and exterior home improvement industry, as well as operating his own successful small businesses, which makes him ideally qualified to serve on the Board of Directors for GreenPlex Services, Inc.

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

Identification of Certain Significant Employees

James Jefferson, 46 years in age, is our General Manager and full-time employee.  His duties include managing the day-to-day service call scheduling of the company, performing services, and soliciting new customers.  Mr. Jefferson was employed by Haase Landscaping, LLC from 1994 to 2009 as a commercial and residential landscaping specialist.  He is skilled in arborist techniques, He is a Certified Commercial Spray Applicator and is registered with the Washington State Department of

Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator).

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

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the last two fiscal years to our Chief Executive Officer (the “Named Executive Officer”).  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2011 or 2010.  The disclosure covers all compensation awarded to, earned by, or paid to the named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Kyle W. Carlson- Pres, Treas, Sec, CEO, CFO, & Chairman	2010	0	0	0	0	0	-	0	0
	2011	0	0	0	0	0	-	0	0

Narrative Disclosure to Summary Compensation Table

Kyle W. Carlson has not entered into formal written employment agreement with GreenPlex Services.

Outstanding Equity Awards at Fiscal Year End

 None of our named executive officers have been granted any equity compensation, including option grants as of December 31, 2011.

Compensation of Directors

No compensation was paid to our directors for director services during the fiscal years ending December 31, 2011 or 2010.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and there has been no executive officer compensation during the fiscal years ended December 31, 2011 or 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 11, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,017,500 shares of common stock outstanding as of April 11, 2012.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 11, 2012, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 10183 North Aero Drive, Suite 2, Hayden, ID 83835.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Carlson, Kyle W. - Pres., Treas., Sec., CEO, CFO, & Chairman (1)	200,000 shares	9.91%
Christman, Andrew - VP & Director (2)	200,000 shares	9.91%
Susan Troyer (3) 22809 E. Country Vista Dr. #179 Liberty Lake, WA 99019	200,000 shares	9.91%
Peter Swan Investment-Consulting Ltd (4) Unit 2002, Sino Plaza 255-257 Gloucester Road Causeway Bay, Hong Kong	212,500 shares	10.53%
Martin Clemets (5) P.O. Box 535 Osburn, ID 83849	200,000 shares	9.91%
Val Holms (6) 470 Holms Gulch Rd. Helena, MT 59601	125,000 shares	6.20%
Executive officers and directors as a group 2 persons (7)	400,000 shares	19.82%
(1)		Kyle W. Carlson, President, Chief Executive Officer, and Chairman. The holdings of Mr. Carlson include 200,000 shares of common stock.
(2)		Andrew Christman, Vice President, director. The holdings of Mr. Christman include 200,000 shares of common stock.
(3)		The holdings of Ms. Troyer include 200,000 shares of common stock.
(4)		The holdings of Peter Swan Investment-Consulting Ltd, include 212,500 shares of common stock.
(5)		The holdings of Mr. Clemets include 200,000 shares of common stock.
(6)		The holdings of Mr. Holms include 125,000 shares of common stock.
(7)		The holdings of the executive officers and directors as a group include an aggregate of 400,000 shares of common stock as of April 11, 2012.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 18, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $800 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

On June 8, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $1,000 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

On June 10, 2011 a short term, non-interest bearing note payable was signed with the Chief Executive Officer, for the principal amount of $2,000 maturing 180 days from the date of signing. The maturity date on the note was subsequently extended to June 30, 2012.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant, Li & Company, PC, for audit services rendered during the fiscal years ended December 31, 2011 and 2010, are set forth in the row described as "Audit Fees" in the table below:

Fee Category	Year ended December 31, 2011	Year ended December 31, 2010
Audit fees (1)	$13,491	$11,000
Audit-related fees (2)	0	9,650
Tax fees (3)	$0	$0
All other fees (4)	3,199	5,141
Total fees	$16,690	$25,791

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

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A (i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimum standards.

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

GREENPLEX SERVICES, INC.

April 12, 2012	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 12th day of April, 2012.

Signature	Title

/s/ Kyle W. Carlson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director
Kyle W. Carlson	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Andrew Christman	Vice President and Director
Andrew Christman