Form 10-Q
period 2012-03-31
GreenPlex Services, Inc.
filed 2012-05-21
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.

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

Number of shares outstanding of the issuer’s common stock as of May 21, 2012: 2,017,500 shares.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.

March 31, 2012 and 2011

GreenPlex Services, Inc.
Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash	$ 5,872	$ 1,353
Accounts receivable	211	843
Prepaid expenses	1,000	-
Total Current Assets	7,083	2,196

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(12,669)	(11,350)
Landscaping Equipment, net	13,252	14,571

Total Assets	$ 20,335	$ 16,767

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 20,310	$ 16,615
Accrued expenses	6,108	5,970
Notes payable	11,652	9,152
Advances from related party	3,800	3,800
Sales tax payable	747	747
Deferred revenue	5,438	-
Accrued payroll liabilities	475	2,314
Total Current Liabilities	48,530	38,598

Total Liabilities	48,530	38,598

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
1,817,500 shares issued and outstanding	1,818	1,818
Additional paid-in capital	109,282	109,282
Accumulated deficit	(139,295)	(132,931)
Total Stockholders' Deficit	(28,195)	(21,831)

Total Liabilities and Stockholders' Deficit	$ 20,335	$ 16,767

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$ -	$ 1,830

Operating Expenses
Professional fees	3,295	12,654
Payroll expenses	475	2,560
Depreciation	1,319	1,432
General and administrative	1,137	445
Total Operating Expenses	6,226	17,091

Loss From Operations	(6,226)	(15,261)

Other Income (Expense)
Interest expense	(138)	-

Loss Before Taxes	(6,364)	(15,261)
Income Tax Provision	-	-

Net Loss	$ (6,364)	$ (15,261)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Common Shares Outstanding - Basic and Diluted	1,817,500	1,704,994

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash Flow from Operating Activities
Net Loss	$ (6,364)	$ (15,261)

Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	1,319	1,432
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	793
Prepaid expenses	632	-
Accrued expenses	138	1,385
Accounts payable	3,695	(2,600)
Sales tax payable	-	(853)
Deferred revenue	5,438	-
Accrued payroll liabilities	(1,839)	(555)
Net Cash Provided by (Used in) Operating Activities	2,019	(15,659)

Cash Flow from Financing Activities
Proceeds from short term notes	2,500	1,652
Proceeds from sale of common stock	-	15,000
Net Cash Provided by Financing Activities	2,500	16,652

Net Change in Cash	4,519	993
Cash, Beginning of Period	1,353	1,278
Cash, End of Period	$ 5,872	$ 2,271

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

March 31, 2012 and 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 which were filed and effective on April 12, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, sales tax payable, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

The Company’s notes payable, approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March  31, 2012and December 31, 2011.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at March 31, 2012 or December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March  31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding as of March 31, 2012 or 2011.

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2012 and had a net loss for the interim period then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LANDSCAPING EQUIPMENT

Landscaping equipment, stated at cost, less accumulated depreciation at March 31, 2012and December 31, 2011 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2012	December 31, 2011

Landscaping equipment	3-5	$25,921	$25,921

		25,921	25,921
Less accumulated depreciation		(12,669)	(11,350)
		$13,252	$14,571

Depreciation expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $1,319 and $1,432 for the interim period ended March 31, 2012 and 2011, respectively.

NOTE 5 - NOTES PAYABLE

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to June 30, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum.  This maturity date note was subsequently extended to June 30, 2012.  There was $147 of interest accrued at March 31, 2012.

On August 18, 2011 a note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due June 30, 2012.  There was $185 of interest accrued at March 31, 2012.

On January 17, 2012 a note payable was signed with an independent third-party for the principal amount of $500 maturing June 30, 2012, with interest at 6% per annum.  There was $6 of interest accrued at March 31, 2012.

On January 30, 2012 a note payable was signed with an independent third-party for the principal amount of $2,000 maturing June 30, 2012, with interest at 6% per annum. There was $20 of interest accrued at March 31, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from related party

On May 18, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $800 with no interest thereon and an original maturity date of November 14, 2011. This note has subsequently been extended to June 30, 2012.

On June 8, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $1,000 with no interest thereon and an original maturity date of December 5, 2011. This note has subsequently been extended to June 30, 2012.

On June 10, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $2,000 with no interest thereon and an original maturity date of December 7, 2011. This note has subsequently been extended to June 30, 2012.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Employment agreement

On April 1, 2012 the Company entered into an employment contract with Mr. Jefferson expiring December 1, 2012 and agreed to pay him $36,000 per year, payable as specified in his previous contract. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the interim period ended March 31, 2012 or for the year ended December 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 1, 2012 the Company entered into an employment contract with Mr. Jefferson expiring December 1, 2012 and agreed to pay him $36,000 per year, payable as specified in his previous contract. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee”

On April 5, 2012, the Company sold 200,000 shares of restricted common stock to one non-affiliated investor at $0.05 per share for $10,000 in cash.

On April 27, 2012 the Company issued a note payable with a non-affiliated party for the principal amount of $2,000 maturing on June 30, 2012 with no interest.

On May 1, 2012, the Company hired a part-time employee at $12.00 per hour for 20 hours per week.  No employment agreement was entered into.

On May 18, 2012 the Company issued a note payable with a non-affiliated party for the principal amount of $2,500 maturing on June 30, 2012 with no interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2011.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Results of Operations

No revenue was earned in the three months ended March 31, 2012 as compared to $1,830 in revenue earned in the three months ended March 31, 2011.  This was a decrease from the average of $3,948 per month for the year ended 2011.  We saw this decrease in revenue due to the seasonality of our business where most revenues have been earned through landscaping activities and chemical spraying and because we did not have an employment agreement during this period with our general manager, James Jefferson.  We were not able to offer services for snow and ice removal as planned through the first quarter of 2012 due to a lack of funds to purchase snow removal equipment.  We expect revenue to increase significantly for the three months ended June 30, 2012 as compared to the three months ended March 31, 2012, due to seasonality.

For operating expenses during three months ended March 31, 2012, we incurred $1,137 in general and administrative expenses, $3,295 in professional fees, $1,319 in depreciation expenses, and $475 in payroll expenses.  We expect these expenses to increase in future periods, due to hiring on our general manager, similar professional fees, and general and administrative expenses increasing as seasonality increases services performed resulting in higher fuel, supplies, and waste dumping costs.  On November 23, 2011, we terminated the employment agreement with James Jefferson.  A new employment contract with Mr. Jefferson will begin on April 1, 2012 and we have agreed to pay him $36,000 per year salary, payable as specified in his previous contract.

We have spent no time or financial resources on product research and development since inception.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We have financed our operations from 1) the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2009, in which we had gross proceeds of $88,600, 2) a private placement of 150,000 shares for $7,500 on July 19, 2010, and 3) private placements of 187,500 shares for $15,000 in July 2011.  We have outstanding debt in an aggregate principal amount of $15,452 from eight promissory notes.

As of March 31, 2012, we had $5,872 in cash.  We have five notes payable with third parties in the aggregate principal of $11,652, four of them accruing at 6% interest and due at June 30, 2012,  In addition we have three notes payable with our Chief Executive Officer with no interest in the aggregate principal amount of $3,800 due June 30, 2012.  Overall we must repay debt in the amount of $15,452 plus accrued interest on June 30, 2012.  We do not have the cash to repay this debt and unless we can extend the maturity date of these promissory notes and if we cannot raise sufficient funds in private placements, we may default on part or all of our debt.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and from incurring debt.  Our recent cash burn rate for the three months ended March 31, 2011, was $2,121 per month and in our operations throughout the year ended 2011 has been approximately $1,272 per month.  We expect that that cash burn rate to increase over the next quarter due to seasonal up cycle in business.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past June 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the three months ended March 31, 2012 was $2,019.  We expect this to increase dramatically in the next quarter period because of ongoing monthly financial commitments of the company including salary to the General Manager of $3,000, and $200 per month for use of his truck for company business.

Net cash from financing activities for the three months ended March 31, 2012 was $2,500.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past June 2012, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2012, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot reschedule our debt or raise funds to repay it before June 30, 2012, we will default on that debt and may have to cease operations.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for our fiscal year ended December 31, 2011 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

As of March 31, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure [Not Applicable]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Form of 2012 Securities Purchase Agreement (2)

4.2	Form of Promissory Note with Issuer as borrower

10.1	General Manager Employee Agreement dated April 1, 2012

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Previously filed with the SEC in Form S-1 on April 8, 2010, file number 333-165951, which exhibit is incorporated herein by reference.
(2)	Previously filed with the SEC in Form 8-K on April 10, 2012, file number 000-54046, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

May 21, 2012	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)