Form 10-Q
period 2012-06-30
GreenPlex Services, Inc.
filed 2012-08-15
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

Number of shares outstanding of the issuer’s common stock as of August 15, 2012: 2,017,500 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	3
	Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	5
	Notes to the Financial Statements(Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosure [Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

Signatures		19

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash	$ -	$ 1,353
Prepaid expenses	1,000	-
Accounts receivable	12,845	843
Total Current Assets	13,845	2,196

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(14,214)	(11,350)
Landscaping Equipment, net	11,707	14,571

Total Assets	$ 25,552	$ 16,767

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 17,165	$ 16,615
Bank overdraft	1,548	0
Accrued expenses	508	5,970
Notes payable	16,152	9,152
Advances from related party	3,800	3,800
Sales tax payable	1,859	747
Accrued payroll liabilities	4,053	2,314
Total Current Liabilities	45,085	38,598

Total Liabilities	45,085	38,598

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 75,000,000 shares authorized,
2,017,500 and 1,817,500 shares issued and outstanding, respectively	2,018	1,818
Additional paid-in capital	119,082	109,282
Accumulated deficit	(140,633)	(132,931)
Total Stockholders' Equity (Deficit)	(19,533)	(21,831)

Total Liabilities and Stockholders' Equity (Deficit)	$ 25,552	$ 16,767

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$ 22,037	$ 18,051	$ 22,037	$ 19,881

Operating Expenses

Professional fees	3,760	11,426	7,055	24,080
Payroll expenses	13,360	11,306	13,835	13,866
Depreciation	1,545	1,432	2,864	2,864
General and administrative	4,476	3,622	5,614	4,067
Total Operating Expenses	23,141	27,786	29,368	44,877

Loss From Operations	(1,104)	(9,735)	(7,331)	(24,996)

Other Income (Expense)
Interest expense	(233)	(38)	(371)	(38)

Loss Before Income Tax Provision	(1,337)	(9,773)	(7,702)	(25,034)
Income Tax Provision	-	-	-	-

Net Loss	$ (1,337)	$ (9,773)	$ (7,702)	$ (25,034)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,004,313	1,817,500	1,910,907	1,761,563

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flow from Operating Activities
Net Loss	$ (7,702)	$ (25,034)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,864	2,864
Changes in operating assets and liabilities:
Accounts receivable	(12,002)	(5,044)
Prepaid expenses	(1,000)	-
Accrued expenses	(5,462)	(3,014)
Accounts payable	550	4,557
Sales tax payable	1,112	559
Accrued payroll liabilities	1,739	2,623

Net Cash Used in Operating Activities	(19,901)	(22,489)

Cash Flow from Financing Activities
Advances from related party	-	3,800
Proceeds from short term notes	7,000	4,152
Bank overdraft	1,548	-
Proceeds from sale of common stock	10,000	15,000
Net Cash Provided by Financing Activities	18,548	22,952

Net Change in Cash	(1,353)	463
Cash, Beginning of Period	1,353	1,278
Cash, End of Period	$ -	$ 1,741

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

June 30, 2012 and 2011

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, sales tax payable, and accrued payroll liabilities approximate their fair value because of the short maturity of those instruments.

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

It is not however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at June 30, 2012 or December 31, 2011.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

Net Income (Loss) per Common Share

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-12

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation at June 30, 2012and December 31, 2011 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2012	December 31, 2011

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(14,214)	(11,350)
		$11,707	$14,571

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $2,864 for the six months ended June 30, 2012 and 2011.

Note 5 - Notes Payable

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to December 31, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to December 31, 2012. There was $185 of interest accrued at June 30, 2012.

On August 18, 2011 a note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $260 of interest accrued at June 30, 2012.

On January 17, 2012 a note payable was signed with an independent third-party for the principal amount of $500 maturing June 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $13 of interest accrued at June 30, 2012.

On January 30, 2012 a note payable was signed with an independent third-party for the principal amount of $2,000 maturing June 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012.  There was $50 of interest accrued at June 30, 2012.

On April 27, 2012 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $2,000 maturing June 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

On May 17, 2012 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $2,500 maturing June 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

Note 6 – Related Party Transactions

Due to Related Party - Chief Executive Officer

On May 18, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $800 with no interest thereon and an original maturity date of November 14, 2011. This note has subsequently been extended to December 31, 2012.

On June 8, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $1,000 with no interest thereon and an original maturity date of December 5, 2011. This note has subsequently been extended to December 31, 2012.

On June 10, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $2,000 with no interest thereon and an original maturity date of December 7, 2011. This note has subsequently been extended to December 31, 2012.

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

On April 5, 2012, the Company sold 200,000 shares of its restricted common stock to one non-affiliated investor at $0.05 per share for $10,000 in cash.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the period from September 2, 2009 (inception) through June 30, 2012.

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 16, 2012 the Company issued a note payable with a non-affiliated party for the principal amount of $1,000 maturing on December 31, 2012 with 6% interest.

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

The following discussion should be read in conjunction with the condensed Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

General

GreenPlex Services, Inc. (“GreenPlex” or "we, us”) was organized under the laws of the State of Nevada on September 2, 2009.  Greenplex was organized for the express purpose of providing landscape and exterior property management services and landscape product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.   In the event our business model is successful, we plan to undertake in the future a franchise opportunity program after a feasibility evaluation, according to our business plan, is completed and found to be reasonable.

Results of Operations

Revenue for the three months ended June 30, 2012 increased by 22.1% to $22,037 as compared to $18,051 for the same period in the prior year. This increase in revenue is due to the increase in the number of service clients and growth of our business. We expect revenue to be similar for the next quarter.

Operating expenses for the three months ended June 30, 2012 and 2011 were $23,141 and $27,786.  This represents a decrease of $4,645, or 16.7%. This decrease is due primarily to a decrease in professional fees.  We expect our operating expenses to be similar in future periods.

Revenue for the six months ended June 30, 2012 increased by 11% to $22,037 as compared to $19,881 for the same period in the prior year. This increase in revenue is due to the increase in the number of service clients and growth of our business.

Operating expenses for the six months ended June 30, 2012 and 2011 were $29,368 and $44,877.  This represents a decrease of $15,509, or 34.6%. This decrease is due primarily to a decrease in professional fees.  We expect our operating expenses to be similar in future periods.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of June 30, 2012, we had $0 in cash.  We have seven notes payable with third parties in the aggregate principal amount of $16,152, four of them accruing interest at 6% per annum and all are due on December 31, 2012.  In addition we have three notes payable with our Chief Executive Officer with no interest in the aggregate principal amount of $3,800 due December 31, 2012.  We do not have the cash to repay this debt and unless we can extend the maturity date of these promissory notes and if we cannot raise sufficient funds in private placements, we may default on part or all of our debt.  We do not have any available lines of credit.  Our recent cash burn rate for the six months ended June 30, 2011, was approximately $3,300 per month and in our operations throughout the year ended 2011 has been approximately $1,272 per month.  We expect that that cash burn rate to remain consistent over the next quarter. Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past August 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the three months ended June 30, 2012 was $19,901.  We expect this to remain constant in the next quarter because of our similar ongoing monthly financial commitments, including salary to the General Manager of $3,000, and $200 per month for use of his truck for business purposes.

Net cash provided by financing activities for the six months ended June 30, 2012 was $18,548.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past August 2012, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond August 2012, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot reschedule our debt or raise funds to repay it before December 31, 2012, we will default on that debt and may have to cease operations.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm issued its audit report for our fiscal year ended December 31, 2011 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies

See Notes to the  Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying  interim financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

As of June 30, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosure [Not Applicable]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

August 15, 2012	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)