Form 10-Q
period 2012-09-30
GreenPlex Services, Inc.
filed 2012-11-09
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Number of shares outstanding of the issuer’s common stock as of November 9, 2012: 2,017,500 shares

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current Assets
Cash	$ 1,212	$ 1,353
Accounts receivable	5,544	843
Prepaid expenses	1,000	-
Total Current Assets	7,756	2,196

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(15,646)	(11,350)
Landscaping Equipment, net	10,275	14,571

Total Assets	$ 18,031	$ 16,767

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 14,942	$ 16,615
Accrued expenses	673	5,970
Notes payable	17,152	9,152
Advances from related party	3,800	3,800
Sales tax payable	2,354	747
Accrued payroll liabilities	4,796	2,314
Total Current Liabilities	43,717	38,598

Total Liabilities	43,717	38,598

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
2,017,500 and 1,817,500 shares issued and outstanding, respectively	2,018	1,818
Additional paid-in capital	119,082	109,282
Accumulated deficit	(146,786)	(132,931)
Total Stockholders' Deficit	(25,686)	(21,831)

Total Liabilities and Stockholders' Deficit	$ 18,031	$ 16,767

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$ 19,881	$ 18,940	$ 41,919	$ 38,821

Operating Expenses
Advertising and promotion	-	396	-	396
Professional fees	3,676	5,948	10,732	30,028
Payroll expenses	15,357	11,162	29,192	25,028
Depreciation	1,432	1,431	4,296	4,295
General and administrative	4,967	3,653	10,580	7,720
Total Operating Expenses	25,432	22,590	54,800	67,467

Loss From Operations	(5,551)	(3,650)	(12,881)	(28,646)

Other Income (Expense)
Interest expense	(603)	(38)	(974)	(76)

Loss Before Income Tax Provision	(6,154)	(3,688)	(13,855)	(28,722)
Income Tax Provision	-	-	-	-

Net Loss	$ (6,154)	$ (3,688)	$ (13,855)	$ (28,722)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,017,500	1,817,500	1,947,420	1,780,413

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flow from Operating Activities
Net Loss	$ (13,855)	$ (28,722)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,296	4,295
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(1,648)
Prepaid expenses	(4,701)	-
Accrued expenses	(5,297)	(2,977)
Accounts payable	(1,673)	1,274
Sales tax payable	1,607	633
Accrued payroll liabilities	2,482	2,562

Net Cash Used in Operating Activities	(18,141)	(24,583)

Cash Flow from Financing Activities
Advances from related party	-	3,800
Proceeds from short term notes	8,000	9,152
Proceeds from sale of common stock	10,000	15,000
Net Cash Provided by Financing Activities	18,000	27,952

Net Change in Cash	(141)	3,369
Cash, Beginning of Period	1,353	1,278
Cash, End of Period	$ 1,212	$ 4,647

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

September 30, 2012 and 2011

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, sales tax payable, and accrued payroll liabilities approximate their fair value because of the short maturity of those instruments.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at September 30, 2012 or December 31, 2011.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2012 or 2011.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 20112012-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

FASB Accounting Standards Update No. 2012-02

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2012	December 31, 2011

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(15,646)	(11,350)
		$10,275	$14,571

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $4,296 and $4,295 for the nine months ended September 30, 2012 and 2011, respectively.

Note 5 - Notes Payable

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to December 31, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to December 31, 2012. There was $223 of interest accrued at September 30, 2012.

On August 18, 2011 a note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $336 of interest accrued at September 30, 2012.

On January 17, 2012 a note payable was signed with an independent third-party for the principal amount of $500 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $21 of interest accrued at September 30, 2012.

On January 30, 2012 a note payable was signed with an independent third-party for the principal amount of $2,000 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012.  There was $80 of interest accrued at September 30, 2012.

On April 27, 2012 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $2,000 maturing September 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

On May 17, 2012 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $2,500 maturing September 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

On July 16, 2012 a note payable was signed with an independent third-party for the principal amount of $1,000 maturing December 31, 2012.  There was $13 of interest accrued at September 30, 2012.

Note 6 – Related Party Transactions

Due to Related Party - Chief Executive Officer

On May 18, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $800 with no interest thereon and an original maturity date of November 14, 2011. This note has subsequently been extended to December 31, 2012.

On September 8, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $1,000 with no interest thereon and an original maturity date of December 5, 2011. This note has subsequently been extended to December 31, 2012.

On September 10, 2011 a short term related party note payable was signed with the Chief Executive Officer, for the principal sum of $2,000 with no interest thereon and an original maturity date of December 7, 2011. This note has subsequently been extended to December 31, 2012.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the period from September 2, 2009 (inception) through September 30, 2012.

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

Results of Operations

Revenue for the three months ended September 30, 2012 increased by 5.0 % to $19,881 as compared to $18,940 for the same period in the prior year.  This increase in revenue is due to the increase in the number of service clients and growth of our business.  We expect next quarter's revenue to be 50% less due to the seasonality of our business.

Operating expenses for the three months ended September 30, 2012 and 2011 were $25,432 and $22,590.  This represents an increase of $2,842, or 12.6%. This increase is due primarily to an increase in payroll.  We expect our next quarter's operating expenses to decrease by more than 50% due to the seasonality of our business.

Revenue for the nine months ended September 30, 2012 increased by 8.0% to $41,919 as compared to $38,821 for the same period in the prior year.  This increase in revenue is due to the increase in the number of service clients and growth of our business.

Operating expenses for the nine months ended September 30, 2012 and 2011 were $54,800 and $67,467.  This represents a decrease of $12,667, or 18.8%. This decrease is due primarily to a decrease in professional fees.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of September 30, 2012, we had $1,212 in cash.  We have eight notes payable with third parties in the aggregate principal amount of $17,152, five of them accruing interest at 6% per annum and all are due on December 31, 2012.  In addition we have three notes payable with our Chief Executive Officer with no interest in the aggregate principal amount of $3,800 due December 31, 2012.  We do not have the cash to repay this debt and unless we can extend the maturity date of these promissory notes and if we cannot raise sufficient funds in private placements, we may default on part or all of our debt.  We do not have any available lines of credit.  Our recent cash burn rate for the nine months ended September 30, 2012, was approximately $1,564 per month and in our operations throughout the year ended 2011 our cash burn rate was approximately $1,272 per month.  We expect that that cash burn rate to remain consistent over the next quarter. Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past November 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the nine months ended September 30, 2012 was $18,141.  We expect this to decrease substantially next quarter due to the seasonality of our business and the resulting termination of our two seasonal employees.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $18,000.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past November 2012, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2012, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot reschedule our debt or raise funds to repay it before December 31, 2012, we will default on that debt and may have to cease operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

As of September 30, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.

November 9, 2012	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)