Form 10-K
period 2012-12-31
GreenPlex Services, Inc.
filed 2013-04-10
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

000-54046

(Commission file number)

GREENPLEX SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0856924	(208) 591-3281
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

2525 E. 29th Ave. Ste. 10-B Spokane, WA 99223
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

YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $64,700 based on the conversion price of debt to common shares in a debt conversion action on December 31, 2012, at a price of $0.04 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of April 10, 2013: 2,624,777 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

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

We have one fully equipped spray truck that is composed of a one ton flatbed truck, two 350 gallon plastic chemical tanks, one 150 gallon plastic chemical tank, two high-pressure portable pumps and three 300 foot long of high pressure hoses.  Multiple tanks and hoses are a requirement to avoid cross contamination of different chemical and pesticides.  Our general manager, James Jefferson, is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator). Government approval is needed for the service of chemical spray application only and our other services and products do not require government approval.  The effect of existing governmental regulations on our business is minor, as we employ a Certified Commercial Spray Applicator and stay within the laws and regulations pertaining to the services we offer

We are mostly a service based company that will be orientated toward commercial, industrial, and residential clients.  Additional products that we sell are foliage, such as trees and shrubbery, material landscape beautification products and ornamentation, synthetic grass, fertilizers and pesticides, fire-retardant gels and foams, and items such as consumer greenhouses and compost centers.  Currently, we carry no product inventory except certain chemicals used for spraying.  We can acquire the aforementioned products through various local vendors or commercial product outlets and sell directly to clients when or as part of our corresponding services when necessary.  We plan to carry increased inventory in our various offered products when we have cash to do so.  The service work is seasonal in nature and much of the work is secured on a bid basis and through service contracts.  We may employ seasonal and part-time employees and will not be required to pay certain expenses related to full time and year round employees.  We hired an individual as General Manager who brought clients to our company through existing relationships and his reputation in the industry.  Because of no snow removal plan fully implemented by the company and no snow removal equipment purchased, the General Manager and out part-time employee were laid off on November 9, 2012 and then re-hired pursuant to the same terms as conditions as their original contracts, effective April 1, 2013.  We are not currently dependent upon any suppliers, with the exception of our synthetic grass supplier, and all other equipment to be utilized by us will be off the shelf and manufactured by nationally recognized brand names in the industry.  We are in the ongoing process of acquiring equipment and we are researching the business and market, while advertising to attract clients.  Our activities up to December 2012 have mainly been organizational and developmental and we have only acquired a limited number of customers.  We do not have sufficient capital to enable us to commence and complete our strategic business plan.

Business Strategy

Our activities to date have been limited primarily to organization, initial capitalization, business and product research, developing a website, preparing a comprehensive business and operating plan, evaluating the regulatory requirements of the industry, and securing clients.  For the year ended December 31, 2012, we had $53,386 in revenues from operations.  Our expenses for the year ended December 31, 2012, consisted primarily of professional fees related to accounting and public reporting, taxes, payroll, and general and administrative expenses such as fuel, insurance, supplies, licenses and waste disposal.

Our company is structured expressly as a service and product re-sale entity and therefore we do not currently engage in the design, development, or manufacture of products.  In Phase I of our multiphase business plan, we have entered into a research and marketing plan to determine an advantageous business model and developed an appealing advertising and marketing campaign.  Phase II would be to expand and franchise the business in other markets.  In September 2009, we entered into a sales representation agreement with Spokane North Idaho Dream Turf, LLC, for the purpose of promoting synthetic turf to potential clients and gaining sales to develop larger scale revenue while helping clients lower water usage and property maintenance needs.  In this agreement, we agreed to represent and promote the synthetic turf products and receive a 3% commission on the sale price of orders we coordinate with Dream Turf.  In July of 2011, Spokane North Idaho Dream Turf discontinued its business operations.  We can still attain synthetic turf product from the supplier, Dream Turf, but have no agreement with them.

Our plan of operations for the next twelve months includes:

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

Market Analysis and Competition

The greater Spokane and Coeur d’ Alene area which is the territory that we have focused on initially has a population base of 550,000 individuals and several thousand businesses that use the type of services which we provide.  As a consequence of the down-turn in the economy, most potential clients will be looking for high quality services at competitive prices.  We believe our competitiveness will be based on the quality of services rendered, above average customer service, the competitively priced fees charged for those services, and our use of environmentally friendly products.  We will be competing against large established companies that have better funding, but also more general overhead.  The competitive situation may adversely affect our sales or capacity to retain or increase clientele or business.  There are no assurances we will be able to successfully compete against these other competitors based on these factors.

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

There are several national and local companies that offer pest control, but our prices will be at or below their price points and allow us to be competitive.  We believe national pest control companies such as Terminex, Orkin, and Copesan have services that are more expensive than ours, and we believe our potential clients will find it advantageous to have a single company that handles all of their exterior property management needs.  Terminex, Orkin, and Copesan do not offer landscaping services in conjunction with their pest control programs.  Many local pest control companies such as Critter Control, Sprague Pest Solutions, and Prime Pest Control do not offer landscaping services either.  These companies may have sufficiently more financial resources, trucks, and personnel than our company.

As of December 31, 2012, we had a customer base consisting of approximately 40 different customers and have one service contract in place.  Our competitive position is very low, due to the fact that our company is still at the developmental stage.  Much time in the past has been spent on organizing the company and purchasing and preparing the company equipment, such as assembly of the spray truck.  Our competitive position is underneath the vast majority of our competitors and we hope to dramatically expand our customer base and increase our revenues over the coming months.

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

Employees

Our officers, Kyle W. Carlson and Andrew Christman, perform employee-like services for our company on a part time basis.  Mr. Carlson works approximately five hours each per week for the benefit of GreenPlex Services.  Employee-like services provided by the officers and directors of GreenPlex Services are not compensated at this time and no employee contracts with them have been entered into.  These individuals have other employment and responsibilities outside of GreenPlex Services.

We have renewed two employment agreements effective April 1, 2013, that do not expire until November 15, 2013, or earlier if either party terminates the agreement within 14 day notice.  These agreements are with our General Manager who has 14 years of experience as the head of an established and well known landscape architect and maintenance company operating in the Western Washington area, and a part-time employee.  The terms of the General Manager’s employment agreement include;

-a salary of $36,000 per year for a full-time employee position

-$200 per month given for vehicle allowance

-reimbursement of reasonable expenses

-if employee is unable to work for a period of more than four weeks then compensation during that period is only 50%,

-if employee is absent for over two months then the employment agreement can be terminated

-we shall have the right to terminate the Employee for “cause”, including gross misconduct or duty failure not from illness

-the employee and Greenplex have the right to terminate the agreement without cause after 14 days written notice

We currently have one full time employee and one part-time employee.

The terms of the part-time employment agreement include:

-$12 per hour wages and 20 hours per week.

-if employee is unable to work for a period of more than four weeks then compensation during that period is only 50%,

-if employee is absent for over one month then the employment agreement can be terminated

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

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We have earned minimal revenues, and have incurred net loss and accumulated deficit during the development stage.  There is no guarantee that we will ever earn a profit.

We have only generated $155,584 of revenues from business operations, through sales of our services, since September 2, 2009 (inception), through December 31, 2012.  We incurred a net loss, and have an accumulated deficit of $148,863 from September 2, 2009 (inception), through December 31, 2012.  We currently have minimal revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time as the full operational stage is reached, if full scale operations are, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so we may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We currently have minimal operations and minimal income.  Due to our lack of financial resources, we are still an early stage company and we have only realized $53,386 in revenues for the fiscal year ended December 31, 2012.  As of December 31, 2012, we had cash and accounts receivable in the amount of $3,865.  Given the recent rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past April 2013, and we will need to raise at least $50,000 in a private placement offering to meet our financial commitments for at least the next twelve months.  We will require financing in order to purchase additional equipment and market our business.  There is no assurance that we will be successful in raising these funds or generate these funds from the sales of our existing products.  In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Although we believe the negotiated prices determined for our services and products is equal to or less than the existing competition, no assurance can be given that potential clients will enter service contracts for the price that is required to reach a level of breakeven or profitability.  There will be substantial costs related to advertising and introducing the services and products to the market territory.  Most recently, the economy in the U.S. has experienced a down-turn and the services and products being offered by us may be deemed to be luxury items or items that are generally purchased with disposable income.  The general condition of the current economy in the U.S. may be a significant detriment to efforts to sell our services and products.

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

If we do launch planned marketing initiatives, our target client market may not be receptive to the services and products provided, the cost of the services and products may be prohibitive and we may not attract new clients.

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

We currently rely heavily upon the services and expertise of the executive officers and our General Manager, James Jefferson.  In order to implement our business plan, we recognize that additional employees and/or independent contractors will be required at some point in the future.  The group of two directors, which includes both officers, and the two employees, are the only personnel at the outset of operations.  The two officers can manage the office functions until we can generate enough revenues to hire additional employees.

Because our officers and directors currently own a large percentage of our voting stock, and a significant ownership concenntration may persist, you may have minimal influence over shareholder decisions.

Our officers and directors have significant stock ownership in our company and will retain significant control in the future.  Our officers and directors currently own approximately 18.9% of the voting power of our outstanding capital stock.  40.4% of the shares held by our officers and directors are registered and may be sold.  If they officer's registered shares were all sold, it would bring their voting power down to approximately 11.2%.  If a significant ownership concentration persists, this group could have significant influence over the management and affairs of our business.  They may also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds by April 2013 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately one month based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations after the end of the first quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have a new and unproven business model, a new business approach, and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the viability of our services and products that will be sold in a limited geographic area.  We have begun marketing some of our services.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also cultivate relationships to maintain clients.  Our business model assumes that potential clients will see the appeal in the green value of our services and products, as well as the benefits to purchase higher value services and products we offer such as synthetic turf installation sales, wildfire safety assessment and products, and consumer greenhouse and compost center education and setup.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have only 1 service contract in place and have ~40 different regular customers.

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

 We are a reporting company and we are subject to  periodic reporting requirements of federal securities laws, which costs are expensive.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

We have no owned or leased property and pay no rent for office space.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  Michael R. Espey, Esq. will pass upon certain matters relating to the legality of the common stock offered hereby for us.

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

As of December 31, 2012, we had no outstanding stock options, stock purchase warrants, or other derivative securities.  2,017,500 of the 2,624,777 shares outstanding could currently be sold pursuant to Rule 144.

As of December 31, 2012, there were approximately 53 holders of record of the 2,624,777 shares of common stock issued and outstanding.  Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On April 4, 2012, we sold 200,000 shares of restricted common stock to one non-affiliated investor at $0.05 per share for $10,000.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of GreenPlex.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act o0f 1933, as amended.

On December 31, 2012, we issued 607,277 unregistered shares of its common stock, par value $0.001, at $0.04 per share from our treasury to four creditors of Greenplex Services, Inc., including Officer and Director Kyle Carlson, in exchange for outstanding loans in aggregate of $23,452 and aggregate interest accrued of $839.  The issuance of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $155,584 from sales of services since inception.  Revenues of $53,386 were earned in the year ended December 31, 2012 as compared to $47,384 for the year ended December 31, 2011.  We saw this small increase in revenue due to more clients serviced than the previous year.  We expect the revenue to increase though the period ending December 31, 2013.  We expect that   revenues for the first quarter of 2013 will depend upon weather due to seasonality.  We have not been able to offer services for snow and ice removal in the years ended December 31, 2012 or 2011 because of lack of funds to purchase equipment.

For the year ended December 31, 2012, we incurred $13,607 in general and administrative expenses, $12,676 in professional fees, and $35,664 in payroll expenses, compared to December 31, 2011 where we incurred $9,597 in general and administrative expenses, $39,029 in professional fees, and $31,294 in payroll expenses.  The decrease in professional fees was due to less professional work provided to us and a $10,000 payment in 2011 for our Depository Trust Company application to become eligible for electronic trading.  The increase in general and administrative fees was due to more material costs, more permit fees, and equipment repairs.  The increase in payroll was due to using part-time employees in the year ended December 31, 2012.  We expect the 2012 year end payroll to remain constant in future periods, except for possible additional full or part-time employees being added.  We expect our general and administrative expenses to remain constant at their 2012 in future periods.  Increases are possible if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2012 year end professional fees to remain constant in future periods

Our general and administrative expenses for the year ended December 31, 2012 included the following major expenses:

1.  Business licenses and permits at as cost of $1,189.

2.  Fuel at a cost of $4,177.

3. Repairs and maintenance at a cost of $752.

4. Tools and equipment of $681

5.  Work supplies at a cost of $2,579

6.  Materials costs at $1,447

7.  Yard waste disposal at $922

8.  Other office and administrative expenses of $1,860

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

As of December 31, 2012, we had $1,973 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the year ended 2012 has been approximately $1,200 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the year ended December 31, 2012 was $19,880.  Ongoing monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the year ended December 31, 2012, was $20,500.  $10,500 came from proceeds from short term notes, and one investor purchased 200,000 shares for $10,000.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past April 2013, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond April 2013, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for the fiscal years ended December 31, 2012 and 2011 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GreenPlex Services, Inc.

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GreenPlex Services, Inc.

Hayden, Idaho

We have audited the accompanying balance sheets of GreenPlex Services, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 1, 2013

GreenPlex Services, Inc.
Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$ 1,973	$ 1,353
Accounts receivable	1,891	843
Prepaid expenses	1,000	-
Total Current Assets	4,864	2,196

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(17,077)	(11,350)
Landscaping Equipment, net	8,844	14,571

Total Assets	$ 13,708	$ 16,767

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 12,486	$ 16,615
Accrued expenses	185	5,970
Notes payable	-	9,152
Advances from the Chief Executive Officer	-	3,800
Sales tax payable	869	747
Accrued payroll liabilities	3,640	2,314
Total Current Liabilities	17,180	38,598

Total Liabilities	17,180	38,598

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
2,624,777 and 1,817,500 issued and outstanding, respectively	2,625	1,818
Additional paid-in capital	142,766	109,282
Accumulated deficit	(148,863)	(132,931)
Total Stockholders' Deficit	(3,472)	(21,831)

Total Liabilities and Stockholders' Deficit	$ 13,708	$ 16,767

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$ 53,386	$ 47,384

Operating Expenses

Professional fees	12,676	39,029
Payroll expenses	35,664	31,294
Depreciation	5,727	5,727
General and administrative	13,607	9,993
Total Operating Expenses	67,674	86,043

Loss From Operations	(14,288)	(38,659)

Other Income (Expense)
Interest expense - notes	(619)	(220)
Other expense	(1,025)	-

Loss Before Income Tax Provision	(15,932)	(38,879)
Income Tax Provision	-	-

Net Loss	$ (15,932)	$ (38,879)

Net Loss per Common Share - Basic and Diluted	$ (0.01)	$ (0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,965,040	1,789,763

See accompanying notes to the financial statements.

December 31, 2012
Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2012 and 2011

	Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2010	1,630,000	$ 1,630	$94,470	($94,052)	$2,048

Shares issued for cash	187,500	188	14,812	-	15,000
Net loss	-	-	-	(38,879)	(38,879)
Balance, December 31, 2011	1,817,500	$ 1,818	109,282	(132,931)	(21,831)

Shares issued for cash	200,000	200	9,800	-	10,000
Shares issued for notes payable	607,277	607	23,684	-	24,291
Net loss	-	-	-	(15,932)	(15,932)
Balance, December 31, 2012	2,624,777	$ 2,625	$ 142,766	$ (148,863)	$ (3,472)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Year Ended
	December 31, 2012	December 31, 2011
Cash Flow from Operating Activities
Net Loss	$ (15,932)	$ (38,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,727	5,727

Changes in operating assets and liabilities:
Accounts receivable	(1,000)	1,754
Prepaid expenses	(1,048)	-
Accrued expenses	(4,946)	317
Accounts payable	(4,129)	3,807
Sales tax payable	122	(265)
Accrued payroll liabilities	1,326	(338)
Net Cash Used in Operating Activities	(19,880)	(27,877)

Cash Flow from Financing Activities
Advances from related party	-	3,800
Proceeds from notes payable	10,500	9,152
Proceeds from sale of common stock	10,000	15,000
Net Cash Provided by Financing Activities	20,500	27,952

Net Change in Cash	620	75
Cash, Beginning of the year	1,353	1,278
Cash, End of the year	$ 1,973	$ 1,353

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common stock issued for conversion of notes and accrued interest	$ 24,291	$ -

See accompanying notes to the financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Use of Estimates and Assumptions

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

Fiscal Year End

On December 21, 2012, the Board of Directors of the Company passed a resolution to change the Company's fiscal year end date from December 31 to November 30 in the corporate Bylaws effective upon approval of the majority stockholders, which was ratified by the majority of the stockholders of the Company as part of the proxy vote related to the Company's 2012 Annual meeting held on December 21, 2012.  The Company will file a transitional quarterly report for the two (2) months ending February 28, 2013, and then file periodic reports to be based on the November 30 fiscal year end date schedule.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at December 31, 2012 or December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2012 or 2011.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2012	December 31, 2011

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(17,077)	(11,350)
		$8,844	$14,571

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $5,727 and $5,727 for year ended December 31, 2012 and 2011, respectively.

Note 5 - Notes Payable

On January 28, 2011 a non-interest bearing note payable was signed with an independent third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to December 31, 2012.

On April 7, 2011 a note payable was signed with an independent third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to December 31, 2012. There was $261 of interest accrued at December 31, 2012.

On August 18, 2011 a note payable was signed with an independent third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $412 of interest accrued at December 31, 2012.

On January 17, 2012 a note payable was signed with an independent third-party for the principal amount of $500 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. There was $29 of interest accrued at December 31, 2012.

On January 30, 2012 a note payable was signed with an independent third-party for the principal amount of $2,000 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012.  There was $110 of interest accrued at December 31, 2012.

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

On July 16, 2012 a note payable was signed with an independent third-party for the principal amount of $1,000 maturing December 31, 2012.  There was $28 of interest accrued at December 31, 2012.

On December 12, 2012 a note payable was signed with a third-party for the principal amount of $1,000 with no interest thereon and an maturity date of March 31, 2013.

On December 28, 2012 a note payable was signed with a third-party for the principal amount of $2,500 with no interest thereon and an maturity date of March 31, 2013.

On December 31, 2012, the above note holders converted the principal outstanding on the above notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

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

On December 31, 2012, the Chief Executive Officer converted his advances of $3,800 to common shares of the Company at $0.04 per share for a total of 95,000 shares.

Note 7 – Commitment and Contingencies

Employment Agreement

Effective April 1, 2013 the Company enters into an employment contract with Mr. Jefferson expiring November 15, 2013 and agreed to pay him $36,000 per year, payable as specified in his previous contract. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee.

Effective April 1, 2013, the Company enters into an employment contract with a part time employee expiring November 15, 2013 and agreed to pay him $12 per hour for 20 hours a week. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee.

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

On December 31, 2012, four (4) note holders converted all of the principal balance of their outstanding notes and related accrued interest, totaling $20,491.10, into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

On December 31, 2012, the Chief Executive Officer converted the entire balances of his advances to the Company of $3,800 into common shares of the Company at $0.04 per share for an aggregate of 95,000 shares.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the period from September 2, 2009 (inception) through December 31, 2012.

Note 9 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $148,863 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $50,613 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $5,416 and $13,219 for the years ended December 31, 2012 and December 31, 2011, respectively.

Components of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Expected income tax benefit from NOL carry-forwards	50,613	45,197
Less valuation allowance	(50,613)	(45,197)
Deferred tax assets, net of valuation allowance	-	-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Federal statutory income tax rate	34%	34%
Change in valuation allowance on net operating loss carry-forwards	(34)%	(34)%
Effective income tax rate	0%	0%

Note 10 – Concentrations

Customer and Credit Concentrations

Customer concentrations for the year ended December 31, 2011 and 2010 are as follows:

	Net Sales for the Year Ended		Accounts Receivable At
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Customer A	11.1%	14.5%	0.0%	41.5%
Customer B	-%	14.0%	0.0%	0.0%
Customer C	18.5%	12.0%	0.0%	0.00%
Customer D	17.4%	10.7%	0.0%	0.0%
Customer E	0.0%	0.0%	0.0%	13.2%
Customer F	0.0%	0.0%	0.0%	23.6%
Customer G	0.0%	0.0%	0.0%	17.9%
Customer H	0.0%	0.0%	52.0%	0.0%
Customer I	0.0%	0.0%	29.0%	0.0%
Customer J	0.0%	0.0%	17.0%	0.0%
Total	47.0%	51.2%	98.0%	96.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On February 26, 2013, a non-interest bearing note payable was signed with an independent third-party for the principal amount of $3,000 maturing on December 31, 2013.

On March 22, 2013, a non-interest bearing note payable was signed with an independent third-party for the principal amount of $3,000 maturing on December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2012 because fundamental elements of an effective control environment were not present as of December 31, 2012, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2011.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2012.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors, and significant employees of GreenPlex Services are as follows:

Name	Position Held with The Company	Age	Date First Elected or Appointed
Kyle W. Carlson	President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, & Chairman	34	September 4, 2009
Andrew Christman	Vice President and Director	33	September 4, 2009

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

Kyle W. Carlson - President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, and Chairman.  Mr. Carlson is 34 years old and of good health.  Mr. Carlson attended Winona State University where he earned his business degree.  He worked in winter snow removal for Grant Township in Minnesota from 1996-2003, he co-owned Carlson Construction Services, a construction company, from 1997-2004, worked for Mr. Handyman home improvement company from 2003 to 2004, and has worked on several home and landscape improvement reality TV shows for various television networks as project manager and construction coordinator from 2005 to 2010,  Employment included “mobile home Disaster” seasons 2005 and 2008, “Deserve and Design” seasons 2007-2008, and “The Outdoor Room” seasons 2009-2010.  He is currently the Owner of Carlson Construction Corp., a home improvement company which he started in 2008, he has been a licensed contractor since 2008, and he is also certified in synthetic turf installation.  Mr. Carlson currently has his residential real estate agent license which he received in 2007.  With his vast knowledge and personal experience in snow removal, home and landscape improvement, turf installation, home construction, and residential real estate, combined with his business education and experience operating various businesses, he is well qualified to serve as Chairman of the Board of Directors.

Andrew Christman - Vice President and Director.  Mr. Christman is 33 years old and of good health.  Mr. Christman graduated from the University of Washington in 2002 with a B.A. from the Jackson School of International Studies and a minor in Spanish.  He owned and operated a successful landscaping business named Christman Landscaping from 1994 through 1998.  He also founded an exterior painting company named A&T Painting which was in business from 1998 to 2002.  From May 2005 to March 2007, he worked for by Plavan Petroleum, a San Diego biofuel distributor, and quickly became the specialist for San Diego County in charge of the purchasing, marketing, and sales for all alternative fuels.  In March 2007, he joined national fuel and lubricant distributor Maxum Petroleum with primary responsibilities in expanding domestic biodiesel consumption along the West Coast, purchasing, inspecting supplier facilities, and general sales and marketing.  He continues to work for Maxum Petroleum today.  Mr. Christman has years of working experience in the landscaping and exterior home improvement industry, as well as operating his own successful small businesses, which makes him ideally qualified to serve on the Board of Directors for GreenPlex Services, Inc.

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

Identification of Certain Significant Employees

James Jefferson, 47 years in age, is our General Manager and full-time employee.  His duties include managing the day-to-day service call scheduling of the company, performing services, and soliciting new customers.  Mr. Jefferson was employed by Haase Landscaping, LLC from 1994 to 2009 as a commercial and residential landscaping specialist.  He is skilled in arborist techniques, He is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3.  Upon the issuance of 95,000 shares to our CEO, Kyle W. Carlson, on December 31, 2012, a Form 4 filing was accidentally overlooked and a late Form 5 was filed on March 13, 2013, to disclose the issuance of these shares.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the last two fiscal years to our Chief Executive Officer who is also our Chief Financial Officer (the “Named Executive Officer”).  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2011 or 2010.  The disclosure covers all compensation awarded to, earned by, or paid to the named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Kyle W. Carlson Pres, Treas, Sec, CEO, CFO, & Chairman	2011	0	0	0	0	0	-	0	0
	2012	0	0	0	0	0	-	0	0

Narrative Disclosure to Summary Compensation Table

Kyle W. Carlson has not entered into formal written employment agreement with GreenPlex Services.

Outstanding Equity Awards at Fiscal Year End

 Our named executive officer has not been granted any equity compensation, including option grants as of December 31, 2012.

Compensation of Directors

No compensation was paid to our directors for director services during the fiscal years ending December 31, 2012 or 2011.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and there has been no executive officer compensation during the fiscal years ended December 31, 2012 or 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 10, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 2,624,777 shares of common stock outstanding as of April 10, 2013.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 10, 2013, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 2525 E. 29th Ave. Ste. 10-B Spokane, WA 99223.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Carlson, Kyle W. - Pres., Treas., Sec., CEO, CFO, & Chairman (1)	295,000 shares	11.24%
Christman, Andrew - VP & Director (2)	200,000 shares	7.62%
Executive officers and directors as a group 2 persons (3)	495,000 shares	18.86%
(1)		Kyle W. Carlson, President, Chief Executive Officer, and Chairman. The holdings of Mr. Carlson include 295,000 shares of common stock.
(2)		Andrew Christman, Vice President, director. The holdings of Mr. Christman include 200,000 shares of common stock.
(3)		The holdings of the executive officers and directors as a group include an aggregate of 495,000 shares of common stock as of April 10, 2013.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

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

On December 31, 2012, the Chief Executive Officer converted the entire balances of $3,800 of the advances to the Company to common shares of the Company at $0.04 per share for an aggregate of 95,000 shares.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant, Li and Company, PC, for audit services rendered during the fiscal years ended December 31, 2012 and 2011, are set forth in the row described as "Audit Fees" in the table below:

Fee Category	Year ended December 31, 2012	Year ended December 31, 2011
Audit fees (1)	$9,000	$13,491
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,303	3,199
Total fees	$10,303	$16,690

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

GREENPLEX SERVICES, INC.

April 10, 2013	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 10th day of April, 2013.

Signature	Title

/s/ Kyle W. Carlson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, Chairman, and Director
Kyle W. Carlson	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Andrew Christman	Vice President and Director
Andrew Christman