Form 10-Q
period 2013-02-28
GreenPlex Services, Inc.
filed 2013-04-22
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

[ X ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from January 1, 2013 to February 28, 2013.

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

Yes [  ] No [X]

Number of shares outstanding of the issuer’s common stock as of February 22, 2013: 2,624,777 shares

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	February 28, 2013	December 31, 2012
Assets	(Unaudited)
Current Assets
Cash	$ 1,872	$ 1,973
Accounts receivable	1,040	1,891
Prepaid expenses	1,000	1,000
Total Current Assets	3,912	4,864

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(18,032)	(17,077)
Landscaping Equipment, net	7,889	8,844

Total Assets	$ 11,801	$ 13,708

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 13,641	$ 12,486
Accrued expenses	-	185
Notes payable	3,000	-
Sales tax payable	869	869
Accrued payroll liabilities	-	3,640
Total Current Liabilities	17,510	17,180

Total Liabilities	17,510	17,180

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
2,624,777 issued and outstanding	2,625	2,625
Additional paid-in capital	142,766	142,766
Accumulated deficit	(151,100)	(148,863)
Total Stockholders' Equity (Deficit)	(5,709)	(3,472)

Total Liabilities and Stockholders' Equity (Deficit)	$ 11,801	$ 13,708

The accompanying notes are an integral part of these financial statements

GreenPlex Services, Inc.
Statements of Operations

	For the Two Months	For the Two Months	For the Three Months
	Ended	Ended	Ended
	February 28, 2013	February 29, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ -	$ -	$ -

Operating Expenses
Professional fees	1,155	(982)	3,295
Payroll expenses	-	475	475
Depreciation	955	955	1,319
General and administrative	105	1,111	1,137
Total Operating Expenses	2,215	1,559	6,226

Loss From Operations	(2,215)	(1,559)	(6,226)

Other Income (Expense)
Interest expense	(22)	-	(138)

Loss Before Income Tax Provision	(2,237)	(1,559)	(6,364)
Income Tax Provision	-	-	-

Net Loss	$ (2,237)	$ (1,559)	$ (6,364)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,624,777	1,817,500	1,817,500

The accompanying notes are an integral part of these financial statements

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Two Months	For the Two Months	For the Three Months
	Ended	Ended	Ended
	February 28, 2013	February 29, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (2,237)	$ (1,559)	$ (6,364)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	955	955	1,319
Changes in operating assets and liabilities:
Accounts receivable	851	632	(1,000)
Prepaid expenses	-	(1,000)	632
Accrued expenses	(185)	-	138
Accounts payable	1,155	(582)	3,695
Deferred Revenue	-	-	5,438
Accrued payroll liabilities	(3,640)	(1,838)	(1,839)
Net Cash Used in Operating Activities	(3,101)	(3,392)	2,019

Cash Flow from Financing Activities
Proceeds from short term notes	3,000	2,500	2,500
Net Cash Provided by Financing Activities	3,000	2,500	2,500

Net Change in Cash	(101)	(892)	4,519
Cash, Beginning of Period	1,973	1,353	1,353
Cash, End of Period	$ 1,872	$ 461	$ 5,872

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

GreenPlex Services, Inc.

February 28, 2013 and December 31, 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2013.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Fiscal Year End

On December 21, 2012, the Board of Directors of the Company passed a resolution to change the Company's fiscal year end date from December 31 to November 30, effective upon approval of the majority stockholders, which was ratified by the majority of the stockholders of the Company as part of the proxy vote related to the Company's 2012 Annual meeting held on December 21, 2012.  The Company is filing this transitional quarterly report for the two (2) months ending February 28, 2013, and then will file periodic quarterly reports based on the November 30 fiscal year end date schedule.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial statements included in the accompanying statements of operations and the statements of cash flows present the financial statements which would have been as if the Company had November 30 as its fiscal year as of the beginning of the first date presented.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at February 28, 2013 or February 29, 2012.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-

pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the two months ended February 28, 2013 or the two months ended February 29, 2012.

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

There were no potentially dilutive shares outstanding for the two months ended February 28, 2013, or the two months ended February 29, 2012.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at February 28, 2013, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	February 28, 2013	December 31, 2012

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(18,032)	(17,077)
		$7,889	$8,844

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $955 and $955 for the two months ended February 28, 2013 or the two months ended February 29, 2012, respectively.

Note 5 - Notes Payable

On January 28, 2011 a non-interest bearing note payable was signed with a third-party for the principal amount of $1,652 maturing 180 days from the date of signing and subsequently extended to December 31, 2012.

On April 7, 2011 a note payable was signed with a third-party for the principal amount of $2,500 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to December 31, 2012. Accrued interest on this note was $261 at December 31, 2012.

On August 18, 2011 a note payable was signed with a third-party for the principal amount of $5,000 maturing 180 days from the date of signing, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. Accrued interest on this note was $412 at December 31, 2012.

On January 17, 2012 a note payable was signed with a third-party for the principal amount of $500 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012. Accrued interest on this note was $29 at December 31, 2012.

On January 30, 2012 a note payable was signed with a third-party for the principal amount of $2,000 maturing September 30, 2012, with interest at 6% per annum. This maturity date on this note was subsequently extended to due December 31, 2012.  Accrued interest on this note was $110 at December 31, 2012.

On April 27, 2012 a non-interest bearing note payable was signed with a third-party for the principal amount of $2,000 maturing September 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

On May 17, 2012 a non-interest bearing note payable was signed with a third-party for the principal amount of $2,500 maturing September 30, 2012. The maturity date on this note was subsequently extended to December 31, 2012.

On July 16, 2012 a note payable was signed with a third-party for the principal amount of $1,000 maturing December 31, 2012.  Accrued interest on this note was $28 at December 31, 2012.

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

On February 26, 2013, a note payable was signed with a third-party for the principal amount of $3,000 with no interest thereon and an maturity date of December 31, 2013.

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

Note 7 – Commitment and Contingencies

Employment Agreement

Effective April 1, 2013 the Company entered into an employment agreement with Mr. Jefferson expiring November 15, 2013 and agreed to pay him $36,000 per year, payable as specified in his previous contract. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee.

Effective April 1, 2013, the Company enters into an employment agreement with a part time employee expiring November 15, 2013 and agreed to pay him $12 per hour for 20 hours a week. Without cause, the Company may terminate this agreement at any time upon 14 days written notice to the Employee.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the period from September 2, 2009 (inception) through February 28, 2013.

Note 8 – Pro Forma Financial Statements

The unaudited pro forma financial statements included below presents the Company’s statements of operations and cash flows which would have been as if the Company had November 30 as its fiscal year as of the beginning of the first date presented.

GreenPlex Services, Inc.
Statements of Operations
Pro Forma
(Unaudited)

	For the Quarter Ended
	February 28, 2013	February 29, 2012
Revenues	$ -	$ 887

Operating Expenses
Professional fees	1,734	3,302
Payroll expenses	87	1,916
Depreciation	2,386	1,432
General and administrative	774	1,527
Total Operating Expenses	4,981	8,177

Loss From Operations	(4,981)	(7,290)

Other Income (Expense)
Interest expense	(455)	(143)

Loss Before Income Tax Provision	(5,436)	(7,433)
Income Tax Provision	-	-

Net Loss	$ (5,436)	$ (7,433)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,624,777	1,817,500

GreenPlex Services, Inc.
Statements of Cash Flows
Pro Forma
(Unaudited)

	For the Quarter Ended
	February 28, 2013	February 29, 2012
Cash Flow from Operating Activities
Net Loss	$ (5,436)	$ (7,433)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,386	1,431
Accrued interest	897	143
Changes in operating assets and liabilities:
Accounts receivable	4,699	823
Prepaid expenses	-	(1,000)
Accrued expenses	-	3,150
Accounts payable	(22,692)	859
Deferred Revenue	-	-
Accrued payroll liabilities	(3,593)	(1,168)
Net Cash Used in Operating Activities	(25,493)	(3,195)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flow from Financing Activities
Forgiveness of debt	24,291	-
Proceeds from short term notes	3,000	-
Net Cash Provided by Financing Activities	27,291	-

Net Change in Cash	1,798)	(3,195)
Cash, Beginning of Period	74	3,655
Cash, End of Period	$ 1,872	$ 460

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common stock issued for interest	$ -	$ -

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

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

The following discussion should be read in conjunction with the condensed Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Results of Operations

Revenue for the two months ended February 28, 2013 was zero as compared to zero for the same period in the prior year.  This absence of revenue is due to the seasonality of our business.  We expect next quarter's revenue to be approximately $13,000 based off of previous year financials, due to the seasonal upstart of our business.

Operating expenses for the two months ended February 28, 2013,  and  February 29, 2012 were $2,215 and $1,559, respectively.  These figures were similar in both periods..  We expect our next quarter's operating expenses to increase substantially form payroll due to the seasonality of our business.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of February 28, 2013, we had $1,872 in cash and we had one note payable with a third party in the principal amount of $3,000, accruing no interest and due on December 31, 2013.  We do not have the cash to repay this debt and unless we can extend the maturity date of these promissory notes and if we cannot raise sufficient funds in private placements, we may default on part or all of our debt.  We do not have any available lines of credit.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the year ended 2012 has been approximately $1,200 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the two months ended February 28, 2013 was $3,101.  We expect this to increase substantially next quarter due to the seasonality of our business and the resulting payroll of our two seasonal employees.

Net cash provided by financing activities for the two months ended February 28, 2013 was $3,000.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past May 2013, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2013, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot reschedule our debt or raise funds to repay it before December 31, 2013, we will default on that debt and may have to cease operations.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm issued its audit report for our fiscal year ended December 31, 2012 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying  interim financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of February 28, 2013.

Changes in Internal Control Over Financial Reporting

As of February 28, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2013 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosure

Not Applicable

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

GREENPLEX SERVICES, INC.

April 22, 2013	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)