Form 10-Q/A
period 2013-02-28
GreenPlex Services, Inc.
filed 2013-05-01
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[ ]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

[X]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 on Form 10-Q/A amends the Company’s Transition Report on Form 10-Q for the two months ended February 28, 2013 filed with the Securities and Exchange Commission on April 22, 2013 (the “Original Report”) and is being filed for the purposes of providing the XBRL Exhibit.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-Q/A.

Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1

Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (File with and incorporated by reference to the Company’s Transition Report on Form 10-Q Filed with the SEC on April 22, 2013.)

32.1

Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed with and incorporated by reference to the Company’s Transition Report on Form 10-Q Filed with the SEC on April 22, 2013.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

May 1, 2013	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)