Form 10-Q
period 2013-05-31
GreenPlex Services, Inc.
filed 2013-07-22
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2013.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of July 22, 2013: 2,624,777 shares

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	May 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$ 1,660	$ 1,973
Accounts receivable	2,319	1,891
Prepaid expenses	1,000	1,000
Total Current Assets	4,979	4,864

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(19,124)	(17,077)
Landscaping Equipment, net	6,797	8,844

Total Assets	$ 11,776	$ 13,708

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 17,982	$ 12,486
Accrued expenses	-	185
Notes payable	7,700	-
Sales tax payable	828	869
Accrued payroll liabilities	1,893	3,640
Total Current Liabilities	28,403	17,180

Total Liabilities	28,403	17,180

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
2,624,777 issued and outstanding	2,625	2,625
Additional paid-in capital	142,766	142,766
Accumulated deficit	(162,018)	(148,863)
Total Stockholders' Deficit	(16,627)	(3,472)

Total Liabilities and Stockholders' Deficit	$ 11,776	$ 13,708

See accompanying notes to the financial statements

GreenPlex Services, Inc.
Statements of Operations

	For the 3 Months Ended		For the 5 Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 9,540	$ 12,798	$ 9,540	$ 12,798

Operating Expenses
Professional fees	8,591	12,277	9,746	11,295
Payroll expenses	7,005	8,167	7,005	8,642
Depreciation	1,092	364	2,047	1,319
General and administrative	3,725	3,327	3,830	4,438
Total Operating Expenses	20,413	24,135	22,628	25,694

Loss From Operations	(10,873)	(11,337)	(13,088)	(12,896)

Other Income (Expense)
Interest expense	(45)	(193)	(67)	(193)

Loss Before Income Tax Provision	(10,918)	(11,530)	(13,155)	(13,089)
Income Tax Provision		-	-	-

Net Loss	$ (10,918)	$ (11,530)	$ (13,155)	$ (13,089)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,624,777	1,940,580	2,624,777	1,829,496

See accompanying notes to the financial statements

GreenPlex Services, Inc.
Statements of Cash Flows
(unaudited)

	For the 5 Months Ended
	May 31, 2013	May 31, 2012
Cash Flow from Operating Activities
Net Loss	$ (13,155)	$ (13,089)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,047	1,319

Changes in operating assets and liabilities:
Accounts receivable	(428)	(4,819)
Prepaid expenses	-	(1,000)
Accrued expenses	(185)	138
Accounts payable	5,496	(619)
Sales tax payable	(41)	344
Accrued payroll liabilities	(1,747)	82
Net Cash Used in Operating Activities	(8,013)	(17,644)

Cash Flow from Financing Activities
Proceeds from short term notes	7,700	7,000
Proceeds from sale of common stock	-	10,000
Net Cash Provided by Financing Activities	7,700	17,000

Net Change in Cash	(313)	(644)
Cash, Beginning of Period	1,973	1,353
Cash, End of Period	$ 1,660	$ 709

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements

GreenPlex Services, Inc.

May 31, 2013 and December 31, 2012

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

GreenPlex Services, Inc. (“GreenPlex” or the “Company”) was incorporated on September 2, 2009 under the laws of the State of Nevada for the purpose of serving both residential and commercial customers in the greater Spokane and Coeur d’Alene area. Its services include all aspects of lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program.  The Company is committed to a “Green Philosophy” and where feasible, utilizing organic and socially responsible products, such as fertilizer and pesticides.

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

Fiscal Year End

On December 21, 2012, the Board of Directors of the Company passed a resolution to change the Company's fiscal year end date from December 31 to November 30, effective upon approval of the majority stockholders, which was ratified by the majority of the stockholders of the Company as part of the proxy vote related to the Company's 2012 Annual meeting held on December 21, 2012.  The Company filed its transitional quarterly report for the two (2) months ending February 28, 2013, and then will file periodic quarterly reports based on the November 30 fiscal year end date schedule.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at May 31, 2013 or May 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the five months ended May 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the five months ended May 31, 2013, or 2012.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2013-01

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-04

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-05

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-07

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception.  The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at May 31, 2013, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	May 31, 2013	December 31, 2012

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(19,124)	(17,077)
		$6,797	$8,844

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $2,047 and $1,319 for the five months ended May 31, 2013 and 2012, respectively.

Note 5 - Notes Payable

On December 31, 2012, note holders converted the principal outstanding on notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

On February 26, 2013, a note payable was signed with a third-party for the principal amount of $3,000 with no interest thereon and an maturity date of December 31, 2013.

On March 22, 2013, a note payable was signed with a third-party for the principal amount of $3,000 with no interest thereon and an maturity date of December 31, 2013.

On May 16, 2013, a note payable was signed with a third-party for the principal amount of $700 with no interest thereon and an maturity date of December 31, 2013.

On May 17, 2013, a note payable was signed with a third-party for the principal amount of $500 with no interest thereon and an maturity date of December 31, 2013.

On May 23, 2013, a note payable was signed with a third-party for the principal amount of $500 with no interest thereon and an maturity date of December 31, 2013.

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

Note 9 – Pro Forma Financial Statements

The unaudited pro forma financial statements included below presents the Company’s statements of operations and cash flows which would have been as if the Company had November 30 as its fiscal year as of the beginning of the first date presented.

GreenPlex Services, Inc.
Statements of Operations
Pro Forma
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	5/31/2013	5/31/2012	5/31/2013	5/31/2012

Revenues	$ 9,541	$ 12,797	$ 9,541	$ 13,684

Operating Expenses
Professional fees	8,591	12,277	10,325	15,579
Payroll expenses	7,005	8,167	7,092	10,083
Depreciation	1,093	1,319	3,479	2,751
General and administrative	3,727	3,326	4,501	4,853
Total Operating Expenses	20,416	25,089	25,397	33,266

Loss From Operations	(10,875)	(12,292)	(15,856)	(19,582)

Other Income (Expense)
Interest expense	(44)	(193)	(499)	(336)

Loss Before Income Tax Provision	(10,919)	(12,485)	(16,355)	(19,918)
Income Tax Provision	-	-	-	-

Net Loss	$ (10,919)	$ (12,485)	$ (16,355)	$ (19,918)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,624,777	1,940,580	2,521,358	1,878,700

GreenPlex Services, Inc.
Statements of Cash Flows
Pro Forma
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	5/31/2013	5/31/2012

Cash Flow from Operating Activities
Net Loss	$ (16,355)	$ (19,918)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,479	2,751
Changes in operating assets and liabilities:
Accrued interest	(58)	282
Accounts receivable	3,420	(4,629)
Prepaid expenses	-	(1,000)
Accrued expenses	-	3,150
Accounts payable	5,075	(1,758)
sales tax payable	(2,515)	423
Accrued payroll liabilities	(1,660)	753
Net Cash Used in Operating Activities	(8,614)	(19,946)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flow from Financing Activities
Proceeds from sales of common stock	-	10,000
Proceeds from short term notes	10,200	7,000
Net Cash Provided by Financing Activities	10,200	17,000

Net Change in Cash	1,586	(2,946)
Cash, Beginning of Period	74	3,655
Cash, End of Period	$ 1,660	$ 709

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common stock issued for conversion of notes and accrued interest	$ 24,291	$ -

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On June 17, 2013, a note payable was signed with a third-party for the principal amount of $1,300 with no interest thereon and an maturity date of December 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2012.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Results of Operations

Revenue for the five months ended May 31, 2013 was $9,540 as compared to $12,798 for the same period in the prior year.  This decrease in revenue is due to the seasonality of our business.  We expect next quarter's revenue to be approximately $13,000 based off of previous year financials.

Operating expenses for the five months ended May 31, 2013, and May 31, 2012 were $22,628 and $25,694, respectively.  These decrease was due mainly to decreased professional fees.  We expect our next quarter's operating expenses to be similar to the previous quarter's.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of May 31, 2013, we had $1,660 in cash and we had notes payable with a third party in the principal amount of $7,700, accruing no interest and due on December 31, 2013.  We do not have the cash to repay this debt and unless we can extend the maturity date of these promissory notes and if we cannot raise sufficient funds in private placements, we may default on part or all of our debt.  We do not have any available lines of credit.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the five months ended May 31, 2013 has been approximately $2,800 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past July 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the five months ended May 31, 2013 was $8,013.  We expect this to increase moderately next quarter due to the seasonality of our business and the resulting payroll of our two seasonal employees that started in April.

Net cash provided by financing activities for the five months ended May 31, 2013 was $7,700.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past July 2013, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond July 2013, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot reschedule our debt or raise funds to repay it before December 31, 2013, we will default on that debt and may have to cease operations.

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

See Note 2 to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying  interim financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of May 31, 2013.

Changes in Internal Control Over Financial Reporting

As of May 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.

July 22, 2013	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)