Form 10-Q
period 2013-08-31
GreenPlex Services, Inc.
filed 2013-10-21
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2013.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of October 21, 2013: 3,074,777 shares

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	August 31, 2013	December 31, 2012
Assets	(Unaudited)
Current Assets
Cash	$ 2,472	$ 1,973
Accounts receivable	11,988	1,891
Prepaid expenses	1,000	1,000
Total Current Assets	15,460	4,864

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(20,217)	(17,077)
Landscaping Equipment, net	5,704	8,844

Total Assets	$ 21,164	$ 13,708

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 16,928	$ 12,486
Accrued expenses	-	185
Sales tax payable	2,761	869
Accrued payroll liabilities	7,037	3,640
Total Current Liabilities	26,726	17,180

Total Liabilities	26,726	17,180

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
2,949,777 and 2,624,777 issued and outstanding, respectively	2,950	2,625
Additional paid-in capital	155,441	142,766

Accumulated deficit	(163,953)	(148,863)
Total Stockholders' Deficit	(5,562)	(3,472)

Total Liabilities and Stockholders' Deficit	$ 21,164	$ 13,708

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months	For the Three Months	For the Eight Months	For the Eight Months
	Ended	Ended	Ended	Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 21,647	$ 20,749	$ 31,187	$ 33,547

Operating Expenses
Professional fees	2,746	(1,568)	12,492	9,727
Payroll expenses	15,446	15,008	22,451	23,650
Depreciation	1,093	2,500	3,140	3,819
General and administrative	4,297	4,307	8,127	8,745
Total Operating Expenses	23,582	20,247	46,210	45,941

Income (Loss) From Operations	(1,935)	502	(15,023)	(12,394)

Other Income (Expense)
Interest (expense)	-	(178)	(67)	(371)

Income (Loss) Before Income Tax Provision	(1,935)	324	(15,090)	(12,765)
Income Tax Provision	-	-	-	-

Net Income (Loss)	$ (1,935)	$ 324	$ (15,090)	$ (12,765)

Net Income(Loss) per Common Share - Basic and Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,632,197	2,017,500	2,627,550	1,938,820

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Eight Months	For the Eight Months
	Ended	Ended
	August 31, 2013	August 31, 2012
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (15,090)	$ (12,765)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,140	3,819
Changes in operating assets and liabilities:
Accounts receivable	(10,097)	(4,117)
Prepaid expenses	-	(1,000)
Accrued expenses	(185)	(5,462)
Accounts payable	4,442	(1,778)
Sales tax payable	1,892	2,113
Accrued payroll liabilities	3,397	479
Net Cash Used in Operating Activities	(12,501)	(18,711)

Cash Flow from Financing Activities
Proceeds from notes payable	11,000	8,000
Proceeds from sale of common stock	2,000	10,000
Net Cash Provided by Financing Activities	13,000	18,000

Net Change in Cash	499	(711)
Cash, Beginning of Period	1,973	1,353
Cash, End of Period	$ 2,472	$ 642

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion of notes payable	$ 11,000	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

August 31, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation-– Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2013.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at August 31, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended August 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended August 31, 2013, or 2012.

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

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2013, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

Landscaping equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	August 31, 2013	December 31, 2012

Landscaping equipment	3-5	$25,921	$25,921
Less accumulated depreciation		(20,217)	(17,077)
		$5,704	$8,844

Depreciation Expense

Depreciation expense was $3,140 and $3,819 for the eight months ended August 31, 2013 and 2012, respectively.

Note 5 - Notes Payable

On December 31, 2012, note holders converted the principal outstanding notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

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

On June 17, 2013, a note payable was signed with a third-party for the principal amount of $1,300 with no interest thereon and a maturity date of December 31, 2013.

On July 22, 2013, a note payable was signed with a third-party for the principal amount of $2,000 with no interest thereon and a maturity date of December 31, 2013.

On August 30, 2013, note holders converted their notes, in aggregate of $11,000 into common shares of stock at $0.04 per share.  A total of 275,000 shares in aggregate were issued in exchange for the notes.

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

On August 16, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 25,000 shares of its common stock at $0.04 per share to an investor.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 25,000 shares of its common stock at $0.04 per share to an investor.

On August 30, 2013, note holders converted their notes, in aggregate of $11,000 into common shares of stock at $0.04 per share.  A total of 275,000 shares in aggregate were issued in exchange for the notes.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the period from September 2, 2009 (inception) through August 31, 2013.

Note 9 – Pro Forma Financial Statements

The unaudited pro forma financial statements included below presents the Company’s statements of operations and cash flows which would have been as if the Company had November 30 as its fiscal year as of the beginning of the first date presented.

GreenPlex Services, Inc.
Statements of Operations
Pro Forma

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	8/31/2013	8/31/2012	8/31/2013	8/31/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 21,647	$ 20,749	$ 31,201	$ 34,434

Operating Expenses
Professional fees	2,746	(1,568)	13,071	14,011
Payroll expenses	15,446	15,008	22,538	25,091
Depreciation	1,093	2,500	3,730	4,296
General and administrative	4,297	4,307	8,811	9,162
Total Operating Expenses	22,582	20,247	48,150	52,560

Income (Loss) From Operations	(1,935)	502	(16,949)	(18,126)

Other Income (Expense)
Interest (expense)	-	(178)	(499)	(514)

Income (Loss) Before Income Tax Provision	(1,935)	324	(17,448)	(18,640)
Income Tax Provision	-	-	-	-

Net Income (Loss)	$ (1,093)	$ 324	$ (17,448)	$ (18,640)

Net Income (Loss) per Common Share - Basic and Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,632,197	2,017,500	2,558,542	1,938,820

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows
Pro Forma

	For the Nine Months	For the Nine Months
	Ended	Ended
	8/31/2013	8/31/2012
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (17,448)	$ (18,640)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,730	4,295
Changes in operating assets and liabilities:
Accrued interest	(58)	431
Accounts receivable	(6,249)	(3,927)
Prepaid expenses	-	(1,000)
Accrued expenses	-	(2,600)
Accounts payable	4,020	(2,915)
sales tax payable	(582)	2,193
Accrued payroll liabilities	3,485	1,150
Net Cash Used in Operating Activities	(13,102)	(21,013)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flow from Financing Activities
Proceeds from sales of common stock	2,000	10,000
Proceeds from notes payable	13,500	8,000
Net Cash Provided by Financing Activities	15,500	18,000

Net Change in Cash	2,398	(3,013)
Cash, Beginning of Period	74	3,655
Cash, End of Period	$ 2,472	$ 642

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common stock issued for conversion of notes and accrued interest	$ 35,291	$ -

See accompanying notes to the financial statements.

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 125,000 shares of its common stock at $0.04 per share to an investor.

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

Results of Operations

Revenue for the eight months ended August 31, 2013 was $31,187 as compared to $33,547 for the same period in the prior year.  This slight decrease in revenue is due to weather and the seasonality of our business.  We expect next quarter's revenue to be approximately $15,000 based off of previous year financials.

Operating expenses for the eight months ended August 31, 2013, and August 31, 2012 were $46,210 and $45,941, respectively.  This slight increase was due mainly to increased professional fees.  We expect our next quarter's operating expenses to be similar to the previous quarter's.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of August 31, 2013, we had $2,472 in cash.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the eight months ended August 31, 2013 has been approximately $2,000 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past November 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the eight months ended August 31, 2013 was $12,501.  We expect this to decrease moderately next quarter due to the seasonality of our business and the payroll of our two seasonal employees that started in April.

Net cash provided by financing activities for the eight months ended August 31, 2013 was $13,000.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	Equity private placement stock offerings.

We do not have sufficient capital to carry on operations past November 2013, but we plan to raise at least $30,000 in additional capital in an equity private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2013, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2013.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of August 31, 2013.

Changes in Internal Control Over Financial Reporting

As of August 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2013 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 25,000 shares of its common stock at $0.04 per share to an investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 25,000 shares of its common stock at $0.04 per share to an investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 125,000 shares of its common stock at $0.04 per share to an investor. Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

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

GREENPLEX SERVICES, INC.

October 21, 2013	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)