Form 10-KT
period 2013-11-30
GreenPlex Services, Inc.
filed 2014-03-17
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended.
[X]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2013 through November 30, 2013.

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

YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, May 31, 2013, was $159,733, based on the most recent stock issuance price of common shares on March 11, 2014, at $0.075 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 17, 2014: 3,174,777 shares.

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

We have one fully equipped spray truck that is composed of a one ton flatbed truck, two 350 gallon plastic chemical tanks, one 150 gallon plastic chemical tank, two high-pressure portable pumps and three 300 foot long of high pressure hoses.  Multiple tanks and hoses are a requirement to avoid cross contamination of different chemical and pesticides.  Our general manager, James Jefferson, is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator). Government approval is needed for the service of chemical spray application only and our other services and products do not require government approval.  The effect of existing governmental regulations on our business is minor, as we employ a Certified Commercial Spray Applicator and stay within the laws and regulations pertaining to the services we offer

We are mostly a service based company that will be orientated toward commercial, industrial, and residential clients.  Additional products that we sell are foliage, such as trees and shrubbery, material landscape beautification products and ornamentation, synthetic grass, fertilizers and pesticides, fire-retardant gels and foams, and items such as consumer greenhouses and compost centers.  Currently, we carry no product inventory except certain chemicals used for spraying.  We can acquire the aforementioned products through various local vendors or commercial product outlets and sell directly to clients when or as part of our corresponding services when necessary.  We plan to carry increased inventory in our various offered products when we have cash to do so.  The service work is seasonal in nature and much of the work is secured on a bid basis and through service contracts.  We may employ seasonal and part-time employees and will not be required to pay certain expenses related to full time and year round employees.  We hired an individual as General Manager who brought clients to our company through existing relationships and his reputation in the industry.  Because of no snow removal plan fully implemented by the company and no snow removal equipment purchased, the General Manager and our part-time employee were laid off on November 11, 2013 and plan to re-hire them in March 2014 pursuant to the same terms as conditions as their original contracts.  We are not currently dependent upon any suppliers, with the exception of our synthetic grass supplier, and all other equipment to be utilized by us will be off the shelf and manufactured by nationally recognized brand names in the industry.  We are in the ongoing process of acquiring equipment and we are researching the business and market, while advertising to attract clients.  Our activities up to November 2013 have mainly been organizational and developmental and we have only acquired a limited number of customers.  We do not have sufficient capital to enable us to commence and complete our strategic business plan.

Business Strategy

Our activities to date have been limited primarily to organization, initial capitalization, business and product research, developing a website, preparing a comprehensive business and operating plan, evaluating the regulatory requirements of the industry, and securing clients.  For the year ended November 30, 2013, we had $42,905 in revenues from operations.  Our expenses for the year ended November 30, 2013, consisted primarily of professional fees related to accounting and public reporting, taxes, payroll, and general and administrative expenses such as fuel, insurance, supplies, licenses and waste disposal.

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

As of November 30, 2013, we had a customer base consisting of approximately 33 different customers and have one service contract in place.  Our competitive position is very low, due to the fact that our company is still at the developmental stage.  Much time in the past has been spent on organizing the company and purchasing and preparing the company equipment, such as assembly of the spray truck.  Our competitive position is underneath the vast majority of our competitors and we hope to dramatically expand our customer base and increase our revenues over the coming months.

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

We renew seasonal employment agreements with our General Manager who has 14 years of experience as the head of an established and well known landscape architect and maintenance company operating in the Western Washington area, and a part-time employee.  The terms of the General Manager’s employment agreement include;

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

We have only generated $198,489 of revenues from business operations, through sales of our services, since September 2, 2009 (inception), through November 30, 2013.  We incurred a net loss, and have an accumulated deficit of $173,746 from September 2, 2009 (inception), through November 30, 2013.  We currently have minimal revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time as the full operational stage is reached, if full scale operations are, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so we may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We currently have minimal operations and minimal income.  Due to our lack of financial resources, we are still an early stage company and we have only realized $42,905 in revenues for the fiscal year ended November 30, 2012.  As of November 30, 2013, we had cash and accounts receivable in the amount of $8,559.  Given the recent rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past April 2014, and we will need to raise at least $50,000 in a private placement offering to meet our financial commitments for at least the next twelve months.  We will require financing in order to purchase additional equipment and market our business.  There is no assurance that we will be successful in raising these funds or generate these funds from the sales of our existing products.  In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Our officers and directors have significant stock ownership in our company and will retain significant control in the future.  At November 30, 2013, our officers and directors own approximately 16.1% of the voting power of our outstanding capital stock.  40.4% of the shares held by our officers and directors are registered and may be sold.  If they officer's registered shares were all sold, it would bring their voting power down to approximately 9.6%.  If a significant ownership concentration persists, this group could have significant influence over the management and affairs of our business.  They may also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds by April 2014 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately one month based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after the end of the first quarter, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have a new and unproven business model, a new business approach, and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the viability of our services and products that will be sold in a limited geographic area.  We have begun marketing some of our services.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also cultivate relationships to maintain clients.  Our business model assumes that potential clients will see the appeal in the green value of our services and products, as well as the benefits to purchase higher value services and products we offer such as synthetic turf installation sales, wildfire safety assessment and products, and consumer greenhouse and compost center education and setup.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have only 1 service contract in place and have ~33 different regular customers.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the OTC Bulletin Board since December 30, 2010, but the only quoted price has been $5.00.  Since its listing on the OTCBB, there has only been a single trade and consequently there are no historical share prices to report and currently no market for it.

As of November 30, 2013, we had no outstanding stock options, stock purchase warrants, or other derivative securities.  2,849,777 of the 3,074,777 shares outstanding could currently be sold pursuant to Rule 144.

As of November 30, 2013, there were approximately 56 holders of record of the 3,074,777 shares of common stock issued and outstanding.  Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

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

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 100,000 shares of its common stock at $0.075 per share to an investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

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

General

GreenPlex Services, Inc. (“GreenPlex”, "we", or "us”) was organized under the laws of the State of Nevada on September 2, 2009.  Greenplex was organized for the express purpose of providing landscape and exterior property management services and product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services include all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We are committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.  In the event our business model is successful, we plan to undertake in the future a franchise opportunity program after a feasibility evaluation, according to our business plan, is completed and found to be reasonable.

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $198,489 from sales of services since inception.  Revenues of $42,905 were earned for the 11 months ended November 30, 2013 as compared to $53,386 for the 12 months ended December 31, 2012.  We saw this decrease in revenue due to fewer clients serviced than the previous year.  We expect the revenue to increase though the period ending November 30, 2014.  We expect that revenues for the first quarter of 2014 will depend upon weather due to seasonality.  We have not been able to offer services for snow and ice removal in the years ended November 30, 2013 or December 31, 2012 because of lack of funds to purchase equipment.

For the 11 months  ended November 30, 2013, we incurred $15,111 in general and administrative expenses, $15,927 in professional fees, and $36,076 in payroll expenses, compared to the 12 months ended December 31, 2012 where we incurred $19,334 in general and administrative expenses, $12,676 in professional fees, and $35,664 in payroll expenses.  The slight increase in professional fees was due to more professional work provided to us.  The slight decrease in general and administrative fees was due to less material costs and equipment repairs.  Payroll was similar for both periods.  We expect the 2013 year end payroll to remain constant in future periods, except for possible additional full or part-time employees being added.  We expect our general and administrative expenses to remain constant at their 2013 in future periods.  Increases are possible if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2013 year end professional fees to remain constant in future periods

We have spent no time or financial resources on product research and development during the last two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of November 30, 2013, we had $3,499 in cash and $5,060 in accounts receivable.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the year ended November 30, 2013 has been approximately $2,000 per month.  We expect that that cash burn rate will stay somewhat constant until revenues increase.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the year ended November 30, 2013 was $16,474.  Seasonal monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the year ended November 30, 2013, was $18,000.  $11,000 came from proceeds from short term notes, and two investors purchased 175,000 shares for $7,000.

On December 31, 2012, note holders converted the principal outstanding on the above notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

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

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 100,000 shares of its common stock at $0.075 per share to an investor.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past April 2014, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond April 2014, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for the fiscal years ended November 30, 2013 and December 31, 2012, including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GreenPlex Services, Inc.

November 30, 2013 and December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GreenPlex Services, Inc.

We have audited the accompanying balance sheets of GreenPlex Services, Inc. (the “Company”) as of November 30, 2013 and December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the 11 months ended November 30, 2013 and for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and December 31, 2012, and the results of its operations and its cash flows for the 11 months ended November 30, 2013 and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at November 30, 2013 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 17, 2014

GreenPlex Services, Inc.
Balance Sheets

	November 30, 2013	December 31, 2012

Assets
Current Assets
Cash	$ 3,499	$ 1,973
Accounts receivable	5,060	1,891
Prepaid expenses	1,000	1,000
Total Current Assets	9,559	4,864

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(21,309)	(17,077)
Landscaping Equipment, net	4,612	8,844

Total Assets	$ 14,171	$ 13,708

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$ 15,363	$ 12,486
Accrued expenses	-	185
Sales tax payable	2,409	869
Accrued payroll liabilities	6,754	3,640
Total Current Liabilities	24,526	17,180

Total Liabilities	24,526	17,180

Stockholders' Deficit
Common stock par value $.001: 75,000,000 shares authorized;
3,074,777 and 2,624,777 issued and outstanding, respectively	3,075	2,625
Additional paid-in capital	160,316	142,766
Accumulated deficit	(173,746)	(148,863)
Total Stockholders' Deficit	(10,355)	(3,472)

Total Liabilities and Stockholders' Deficit	$ 14,171	$ 13,708

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the 11 Months	For the Year
	Ended	Ended
	November 30, 2013	December 31, 2012

Revenue	$ 42,905	$ 53,386

Operating Expenses
Professional fees	15,927	12,676
Payroll expenses	36,076	35,664
General and administrative	15,111	19,334

Total Operating Expenses	67,114	67,674

Loss From Operations	(24,209)	(14,288)

Other Income (Expense)
Interest expense	(674)	(619)
Other expenses	-	(1,025)

Other Income (Expense), net	(674)	(1,644)

Loss Before Income Tax Provision	(24,883)	(15,932)

Income Tax Provision	-	-

Net Loss	$ (24,883)	$ (15,932)

Net Loss per Common Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	2,738,157	1,965,040

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Stockholders' Deficit
For the 11 Months Ended November 30, 2013 and for the Year Ended December 31, 2012

	Common stock par value $.001				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2011	1,817,500	$1,818	$109,282	$(132,931)	$(21,831)

Shares issued for cash	200,000	200	9,800		10,000
Shares issued for notes payable	512,277	512	19,979		20,491
Shares issued for related party advances	95,000	95	3,705		3,800

Net loss				(15,932)	(15,932)

Balance, December 31, 2012	2,624,777	2,625	142,766	(148,863)	(3,472)

Shares issued for cash	175,000	175	6,825		7,000
Shares issued for notes payable	275,000	275	10,725		11,000
Net loss				(24,883)	(24,883)

Balance, November 30, 2013	3,074,777	$3,075	$160,316	$(173,746)	$(10,355)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the 11 Months	For the Year
	Ended	Ended
	November 30, 2013	December 31, 2012

Cash Flows from Operating Activities
Net Loss	$ (24,883)	$ (15,932)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,232	5,727
Changes in operating assets and liabilities:
Accounts receivable	(3,169)	(1,000)
Prepaid expenses	-	(1,048)
Accrued expenses	(185)	(4,946)
Accounts payable	2,877	(4,129)
Sales tax payable	1,540	122
Accrued payroll liabilities	3,114	1,326
Net Cash Used in Operating Activities	(16,474)	(19,880)

Cash Flows from Financing Activities
Proceeds from short term notes	11,000	10,500
Proceeds from sale of common stock	7,000	10,000
Net Cash Provided by Financing Activities	18,000	20,500

Net Change in Cash	1,526	620
Cash, Beginning of Period	1,973	1,353
Cash, End of Period	$ 3,499	$ 1,973

Supplemental Disclosure of Cash Flows Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion of notes payable	$ 11,000	$ 24,291

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

November 30, 2013 and December 31, 2012

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

On December 21, 2012, the Board of Directors of the Company passed a resolution to change the Company's fiscal year end date from December 31 to November 30, effective upon approval of the majority stockholders, which was ratified by the majority of the stockholders of the Company as part of the proxy vote related to the Company's 2012 Annual meeting, held on December 21, 2012.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.  The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.  Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at November 30, 2013 or December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended November 30, 2013 or December 31, 2012.

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

There were no potentially dilutive shares outstanding for the reporting period ended November 30, 2013 or December 31, 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2013, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Landscaping Equipment

(i)

Impairment Test

The Company completed its annual impairment testing of landscaping equipment and determined that there was no impairment as the fair value of its landscaping equipment, substantially exceeded their carrying values at November 30, 2013.

(ii)

Depreciation Expense

Depreciation expense was $4,232 and $5,727 for the 11months ended November 30, 2013 or for the year ended December 31, 2012, respectively.

Note 5 - Notes Payable

On December 31, 2012, note holders converted the principal outstanding notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

On February 26, 2013, a note payable was signed with a third-party for the principal amount of $3,000 with no interest thereon and a maturity date of December 31, 2013.

On March 22, 2013, a note payable was signed with a third-party for the principal amount of $3,000 with no interest thereon and a maturity date of December 31, 2013.

On May 16, 2013, a note payable was signed with a third-party for the principal amount of $700 with no interest thereon and a maturity date of December 31, 2013.

On May 17, 2013, a note payable was signed with a third-party for the principal amount of $500 with no interest thereon and a maturity date of December 31, 2013.

On May 23, 2013, a note payable was signed with a third-party for the principal amount of $500 with no interest thereon and a maturity date of December 31, 2013.

On June 17, 2013, a note payable was signed with a third-party for the principal amount of $1,300 with no interest thereon and a maturity date of December 31, 2013.

On July 22, 2013, a note payable was signed with a third-party for the principal amount of $2,000 with no interest thereon and a maturity date of December 31, 2013.

On August 30, 2013, note holders with notes issued between February 26, 2013 and July 22, 2013 converted their notes, in aggregate, of $11,000 into common shares of stock at $0.04 per share.  A total of 275,000 shares were issued in exchange for the notes.

Note 6 – Related Party Transactions

Due to Related Party - Chief Executive Officer

On December 31, 2012, the Chief Executive Officer converted his advances of $3,800 to common shares of the Company at $0.04 per share for 95,000 shares.

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

On April 5, 2012, the Company sold 200,000 shares of its restricted common stock to one non-affiliated investor at $0.05 per share for $10,000 in cash.

On December 31, 2012, four (4) note holders converted all of the principal balance of their outstanding notes and related accrued interest, totaling $20,491, into common shares of the Company at $0.04 per share for an aggregate of 512,277 shares.

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

On August 30, 2013, note holders converted their notes, in the aggregate amount of $11,000 into common shares of stock at $0.04 per share.  A total of 275,000 shares in aggregate were issued in exchange for the notes.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the reporting period ended November 30, 2013 or December 31, 2012.

Note 8 – Income Tax Provision

Deferred Tax Assets

At November 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $173,746 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $59,074 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $8,461 and $5,416 for the 11 months ended November 30, 2013 and for the year ended December 31, 2012, respectively.

Components of deferred tax assets are as follows:

	November 30, 2013	December 31, 2012
Expected income tax benefit from NOL carry-forwards	59,074	50,613
Less valuation allowance	(59,074)	(50,613)
Deferred tax assets, net of valuation allowance	-	-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Federal statutory income tax rate	34%	34%
Change in valuation allowance on net operating loss carry-forwards	(34)%	(34)%
Effective income tax rate	0%	0%

Note 9 – Concentrations

Customer and Credit Concentrations

Customer concentrations for the reporting period ended November 30, 2013 and December 31, 2012 are as follows:

	Net Sales for the 11	Net sales for the 12
	Months Ended	Months Ended	Accounts Receivable At
	November 30, 2013	December 31, 2011	November 30, 2013	December 31, 2012
Customer A	11.4%	11.1%	0.0%	0.0%
Customer B	0.0%	18.5%	0.0%	0.0%
Customer C	16.4%	17.4%	0.0%	0.0%
Customer D	14.4%	0.0%	36.0%	52.0%
Customer E	15.7%	0.0%	31.0%	29.0%
Customer F	0.0%	0.0%	0.0%	17.0%
Total	57.9%	47.0%	67.0%	96.2%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On January 31, 2014, a note payable was signed with a third-party for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015.  $1,200 was repaid in cash on February 20, 2014.

On February 7, 2014, a note payable was signed with a third-party for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.

On March 7, 2014, a note payable was signed with a third-party for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 100,000 shares of its common stock at $0.075 per share to an investor.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of November 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of November 30, 2013 because fundamental elements of an effective control environment were not present as of November 30, 2013, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2012.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of November 30, 2013.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors, and significant employees of GreenPlex Services are as follows:

Name	Position Held with The Company	Age	Date First Elected or Appointed
Kyle W. Carlson	President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, & Chairman	35	September 4, 2009
Andrew Christman	Vice President and Director	34	September 4, 2009

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

Kyle W. Carlson - President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer, and Chairman.  Mr. Carlson is 35 years old and of good health.  Mr. Carlson attended Winona State University where he earned his business degree.  He worked in winter snow removal for Grant Township in Minnesota from 1996-2003, he co-owned Carlson Construction Services, a construction company, from 1997-2004, worked for Mr. Handyman home improvement company from 2003 to 2004, and has worked on several home and landscape improvement reality TV shows for various television networks as project manager and construction coordinator from 2005 to 2010,  Employment included “mobile home Disaster” seasons 2005 and 2008, “Deserve and Design” seasons 2007-2008, and “The Outdoor Room” seasons 2009-2010.  He is currently the Owner of Carlson Construction Corp., a home improvement company which he started in 2008, he has been a licensed contractor since 2008, and he is also certified in synthetic turf installation.  Mr. Carlson currently has his residential real estate agent license which he received in 2007.  With his vast knowledge and personal experience in snow removal, home and landscape improvement, turf installation, home construction, and residential real estate, combined with his business education and experience operating various businesses, he is well qualified to serve as Chairman of the Board of Directors.

Andrew Christman - Vice President and Director.  Mr. Christman is 34 years old and of good health.  Mr. Christman graduated from the University of Washington in 2002 with a B.A. from the Jackson School of International Studies and a minor in Spanish.  He owned and operated a successful landscaping business named Christman Landscaping from 1994 through 1998.  He also founded an exterior painting company named A&T Painting which was in business from 1998 to 2002.  From May 2005 to March 2007, he worked for by Plavan Petroleum, a San Diego biofuel distributor, and quickly became the specialist for San Diego County in charge of the purchasing, marketing, and sales for all alternative fuels.  In March 2007, he joined national fuel and lubricant distributor

Maxum Petroleum with primary responsibilities in expanding domestic biodiesel consumption along the West Coast, purchasing, inspecting supplier facilities, and general sales and marketing through late 2013.  He now works for his own energy consulting company, Christman Energy.  Mr. Christman has years of working experience in the landscaping and exterior home improvement industry, as well as operating his own successful small businesses, which makes him ideally qualified to serve on the Board of Directors for GreenPlex Services, Inc.

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

Identification of Certain Significant Employees

James Jefferson, 48 years in age, is our General Manager and full-time seasonal employee.  His duties include managing the day-to-day service call scheduling of the company, performing services, and soliciting new customers.  Mr. Jefferson was employed by Haase Landscaping, LLC from 1994 to 2009 as a commercial and residential landscaping specialist.  He is skilled in arborist techniques, He is a Certified Commercial Spray Applicator and is registered with the Washington State Department of Agriculture and has passed a comprehensive four part test through the Spokane County Extension which includes; 1) Laws and Safety; 2) Insect and Disease Control; 3) Turf and Ornamental Weed Control; and 4) GPCO ( General Pest Control Operator).

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

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the last two fiscal years to our Chief Executive Officer who is also our Chief Financial Officer (the “Named Executive Officer”).  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years ended November 30, 2013 or December 31, 2012.  The disclosure covers all compensation awarded to, earned by, or paid to the named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Kyle W. Carlson Pres, Treas, Sec, CEO, CFO, & Chairman	2013	0	0	0	0	0	-	0	0
	2012	0	0	0	0	0	-	0	0

Narrative Disclosure to Summary Compensation Table

Kyle W. Carlson has not entered into formal written employment agreement with GreenPlex Services.

Outstanding Equity Awards at Fiscal Year End

 Our named executive officer has not been granted any equity compensation, including option grants as of November 30, 2012.

Compensation of Directors

No compensation was paid to our directors for director services during the eleven months ending November 30, 2013 or the year ending December 31, 2012.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and there has been no executive officer compensation during the fiscal years ended November 30, 2013 or December 31, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 17, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 3,074,777 shares of common stock outstanding as of March 17, 2014.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 17, 2014, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 2525 E. 29th Ave. Ste. 10-B Spokane, WA 99223.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Carlson, Kyle W. - Pres., Treas., Sec., CEO, CFO, & Chairman (1)	295,000 shares	9.60%
Christman, Andrew - VP & Director (2)	200,000 shares	6.5%
IWJ Consulting Group, LLC (3) 2009 E. 30th Ave. Spokane, WA 99203	725,000 shares	20.3%
Sherry Edington 2910 E. 57th Ave. Ste 5 PMB 335 Spokane, WA 99223	216,300 shares	7.0%
Executive officers and directors as a group 2 persons (4)	495,000 shares	16.1%
(1)		Kyle W. Carlson, President, Chief Executive Officer, and Chairman. The holdings of Mr. Carlson include 295,000 shares of common stock.
(2)		Andrew Christman, Vice President, director. The holdings of Mr. Christman include 200,000 shares of common stock.
(3)

IWJ Consulting Group (IWJ) is beneficially owned solely by Jerod Edington.  IWJ owns 225,000 shares and has an option on an additional 500,000 shares through a consulting agreement as disclosed in the company's periodic report on Form 8-K filed on March 7, 2014; Exhibit 10.1

(4)		The holdings of the executive officers and directors as a group include an aggregate of 495,000 shares of common stock as of March 17, 2014.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of November 30, 2013.

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

Director Independence

Our Board of Directors has determined that neither of our two directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant, Li and Company, PC, for audit services rendered during the fiscal years ended November 30, 2013 and December 31, 2012, are set forth in the row described as "Audit Fees" in the table below:

Fee Category	Year ended November 30, 2013	Year ended December 31, 2012
Audit fees (1)	$9,000	$9,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	1,303
Total fees	$9,000	$10,303

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

GREENPLEX SERVICES, INC.

March 17, 2014	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 17th day of March, 2014.

Signature	Title

/s/ Kyle W. Carlson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, Chairman, and Director
Kyle W. Carlson	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Andrew Christman	Vice President and Director
Andrew Christman