Form 10-KT/A
period 2013-11-30
GreenPlex Services, Inc.
filed 2014-04-04
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Amendment Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Greenplex Services, Inc. (the “Company”) for the year ended November 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 17, 2014.  The Amendment is being filed to correct certain disclosures in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Original Filing that were inadvertently filed.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 17, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 3,174,777 shares of common stock outstanding as of March 17, 2014.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 17, 2014, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 2525 E. 29th Ave. Ste. 10-B Spokane, WA 99223.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Carlson, Kyle W. - Pres., Treas., Sec., CEO, CFO, & Chairman (1)	295,000 shares	9.3%
Christman, Andrew - VP & Director (2)	200,000 shares	6.3%
Susan Troyer	200,000 shares	6.3%
Martin Clemets Box 535, Osburn, ID 83849	200,000 shares	6.3%
IWJ Consulting Group, LLC (3) 2910 E. 57th Ave. Ste. 5 PMB 335 Spokane, WA 99223	725,000 shares	19.7%
Michael Coyne 2910 E. 57th Ave. Ste. 5 PMB 142 Spokane, WA 99223	160,683 shares	5.1%
Manuel Graiwer 3600 Wilshire Blvd. Suite 2100 Los Angeles, CA 90010	210,294 shares	6.6%
Sherry Edington 2910 E. 57th Ave. Ste 5 PMB 335 Spokane, WA 99223	216,300 shares	6.8%
Peter Swan Investment-Consulting Ltd. (4) Unit 2002, Sino Plaza 255-257 Gloucester Road Causeway Bay, Hong Kong	212,500 shares	6.7%
Executive officers and directors as a group 2 persons (5)	495,000 shares	15.6%
(1)		Kyle W. Carlson, President, Chief Executive Officer, and Chairman. The holdings of Mr. Carlson include 295,000 shares of common stock.
(2)		Andrew Christman, Vice President, director. The holdings of Mr. Christman include 200,000 shares of common stock.
(3)

IWJ Consulting Group (IWJ) is beneficially owned solely by Jerod Edington.  IWJ owns 225,000 shares and has an possible option on an additional 500,000 shares through a consulting agreement as disclosed in the company's periodic report on Form 8-K filed on March 7, 2014; Exhibit 10.1

(4)		Peter Swan Investment-Consulting Ltd. is beneficially owned by Peter Schmid.
(5)		The holdings of the executive officers and directors as a group include an aggregate of 495,000 shares of common stock as of March 17, 2014.

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

GREENPLEX SERVICES, INC.

April 4, 2014	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 4th day of April, 2014.

Signature	Title

/s/ Kyle W. Carlson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, Chairman, and Director
Kyle W. Carlson	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Andrew Christman	Vice President and Director
Andrew Christman