Form 10-Q
period 2014-02-28
GreenPlex Services, Inc.
filed 2014-04-21
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2014.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of April 21, 2014: 35,655,884* shares

(*this figure takes into account a 11-for-1 stock split after the report period which was effectuated on April 15, 2014)

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	February 28, 2014	November 30, 2013
	(Unaudited)
Assets
Current Assets
Cash	$ 1,343	$ 3,499
Accounts receivable	3,104	5,060
Prepaid expenses	1,000	1,000
Total Current Assets	5,447	9,559

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(23,646)	(21,309)
Landscaping Equipment, net	2,275	4,612

Total Assets	$ 7,722	$ 14,171

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 12,792	$ 15,363
Notes payable	4,400	-
Sales tax payable	634	2,409
Accrued payroll liabilities	3,136	6,754
Total Current Liabilities	20,962	24,526

Total Liabilities	20,962	24,526

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
33,822,547 shares issued and outstanding	33,823	33,823
Additional paid-in capital	129,568	129,568
Accumulated deficit	(176,631)	(173,746)
Total Stockholders' Deficit	(13,240)	(10,355)

Total Liabilities and Stockholders' Deficit	$ 7,722	$ 14,171

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months	For the Two Months
	Ended	Ended
	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)
Revenues	$ -	$ -

Operating Expenses
Professional fees	645	1,155
Payroll expenses	203	-
Depreciation	2,337	955
General and administrative	378	105
Total Operating Expenses	3,563	2,215

Loss From Operations	(3,563)	(2,215)

Other Income (Expense)
Other income	1,316	-
Interest (expense)	(638)	(22)

Loss Before Income Tax Provision	(2,885)	(2,237)
Income Tax Provision	-	-

Net Loss	$ (2,885)	$ (2,237)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	33,822,547	28,872,547

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Three Month	For the Two Months
	Ended	Ended
	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (2,885)	$ (2,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,337	955
Accrued interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	1,956	851
Accrued expenses	-	(185)
Accounts payable	(2,571)	1,155
Sales tax payable	(1,775)	-
Accrued payroll liabilities	(3,618)	(3,640)
Net Cash Used in Operating Activities	(6,556)	(3,101)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flow from Financing Activities
Proceeds from short term notes	5,600	3,000
Repayments of notes payable	(1,200)	-
Net Cash Provided by Financing Activities	4,400	3,000

Net Change in Cash	(2,156)	(101)
Cash, Beginning of Period	3,499	1,973
Cash, End of Period	$ 1,343	$ 1,872

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion on notes payable	$ -	-

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

February 28, 2014 and 2013

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the transitional period ended November 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2014.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at February 28, 2014 or November 30, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or November 30, 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended February 28, 2014 or November 30, 2013.

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

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2014, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(ii)

Depreciation Expense

Depreciation expense was $2,337 and $955 for the reporting period ended February 28, 2014 and 2013, respectively.

Note 5 - Notes Payable

On December 31, 2012, note holders converted the principal outstanding notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.0036 per share for an aggregate of 5,635,047 shares, as adjusted by the Company’s 11:1 stock split.

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

On August 30, 2013, note holders with notes issued between February 26, 2013 and July 22, 2013 converted their notes, in aggregate, of $11,000 into common shares of stock at $0.0036 per share.  A total of 3,025,000 shares were issued in exchange for the notes, as adjusted by the Company’s 11:1 stock split.

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

Note 6 – Related Party Transactions

Due to Related Party - Chief Executive Officer

On December 31, 2012, the Chief Executive Officer converted his advances of $3,800 to common shares of the Company at $0.0036 per share for 1,045,000 shares, as adjusted by the Company’s 11:1 stock split.

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

On April 5, 2012, the Company sold 2,200,000 shares of its restricted common stock, to one non-affiliated investor at $0.0045 per share for $10,000 in cash, as adjusted by the Company’s 11:1 stock split.

On December 31, 2012, four (4) note holders converted all of the principal balance of their outstanding notes and related accrued interest, totaling $20,491, into common shares of the Company at $0.0036 per share for an aggregate of 5,635,047 shares, as adjusted by the Company’s 11:1 stock split.

On December 31, 2012, the Chief Executive Officer converted the entire balances of his advances to the Company of $3,800 into common shares of the Company at $0.0036 per share for an aggregate of 1,045,000 shares, as adjusted by the Company’s 11:1 stock split.

On August 16, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor as adjusted by the Company’s 11:1 stock split.

On August 30, 2013, note holders converted their notes, in the aggregate amount of $11,000 into common shares of stock at $0.0036 per share.  A total of 3,025,000 shares in aggregate were issued in exchange for the notes.

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 1, 375,000 shares of its common stock at $0.0036 per share to an investor.

On April 15, 2014, the Board of Directors of the Company approved a 11:1 stock split of the Company's issued and outstanding shares of common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 11:1 Stock Split.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the reporting period ended February 28, 2014 or November 30, 2013.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On March 3, 2014, Greenplex Services, Inc. (the “Company”) entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company has entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they will be compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, the current market value, predicated on the Consultant being successful and the Company completing a transaction, as adjusted by the Company’s 11:1 stock split

On March 7, 2014, Greenplex hired its seasonal employee for the month of April at an annual salary of $36.000 plus $200 truck allowance.  A $500 signing bonus was given.

On March 7, 2014, a note payable was signed with a third-party for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 11,000,000 shares of its common stock at $0.0068 per share to an investor, as adjusted by the Company’s 11:1 stock split

On March 19, 2014, a creditor of Greenplex Services, Inc. that had outstanding loans due to them from Greenplex agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued up to March 19, 2014 was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.

On March 25, 2014, Greenplex entered into an Option to Joint Venture agreement with CannaSafe Analytics LLC, pursuant to which Greenplex Services, Inc. agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to June 6, 2014.  The first contribution is to be made on or before May 23, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  As a consideration for entering into the Option to Joint Venture, Greenplex agreed to pay CannaSafe Analytics LLC $50,000 as a non-refundable deposit.  CannaSafe Analytics LLC is based in Temecula, California and is the only ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CannaSafe is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

On March 25, 2014, Greenplex entered into a definitive agreement with a private accredited investor and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  As a consideration of the loan, Greenplex has agreed to issue a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share, as adjusted by the Company’s 11:1 stock split.

On April 8, 2014, Greenplex entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum due December 31, 2014.  The note's principal and interest are convertible at any time for common stock at the price of $0.027 per share, as adjusted by the Company’s 11:1 stock split.

On April 10, 2014, $400 was repaid on a January 31, 2014, note payable that was signed with a third-party for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015. $1,200 was repaid in cash on February 20, 2014.  The note is paid in full.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2013.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

The following discussion should be read in conjunction with the condensed Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the eleven months ended November 30, 2013.

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

Greenplex is looking at options to move into the laboratory testing of Cannabis industry and on March 25, 2014, Greenplex entered into an Option to Joint Venture agreement with CannaSafe Analytics LLC ("Cannasafe"), pursuant to which Greenplex Services, Inc. agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to June 6, 2014.  The first contribution is to be made on or before May 23, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  As a consideration for entering into the Option to Joint Venture, Greenplex agreed to pay CannaSafe Analytics LLC $50,000 as a non-refundable deposit.  CannaSafe Analytics LLC is based in Temecula, California and is the only ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CannaSafe is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

We are planning to have a private placement offering soon to raise funds to complete the joint venture with Cannasafe.

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $198,489 from sales of services since inception.  Revenues of $0 were earned for the three months ended February 28, 2014, as compared to $0 for the two months ended February 28, 2013.  The absence of revenue was due to the seasonal nature of our business.  We expect the revenue to increase substantially though the period ending May 31, 2014.  We were not able to offer services for snow and ice removal in the three months ended February 28, 2014 because of lack of funds to purchase equipment.

For the three months ended February 28, 2014, we incurred $378 in general and administrative expenses, $2,337 in depreciation, $645 in professional fees, and $203 in payroll expenses, compared to the two months ended February 28, 2013 where we incurred $105 in general and administrative expenses, $955 in depreciation, $1,155 in professional fees, and $0 in payroll expenses.  The increase in operating expenses was due mainly to increased depreciation, payroll expenses, and general and administrative expenses.  We expect an increase in future payroll for the three months ended May 31, 2014 due to the seasonality of our business.  We expect our general and administrative expenses to remain constant at their 2013 in future periods.  Increases are possible if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2013 year end professional fees to remain constant in future periods

We have spent no time or financial resources on product research and development during the last two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.  Greenplex is looking at options to move into the laboratory testing of Cannabis industry.

Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of February 28, 2014, we had $1,343 in cash and $3,104 in accounts receivable.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the three months ended February 28, 2013 has been approximately $1,000 per month.  We expect that that cash burn rate will increase substantially as we explore the option to move into the testing of Cannabis industry, per our Option to Joint Venture Agreement.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past June 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.  We are planning to have a private placement offering soon to raise funds to complete the joint venture with Cannasafe.

Net cash used in operating activities for the three months ended February 28, 2014 was $6,556.  Seasonal monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the three months ended February 28, 2014, was $4,400 from two loans.

On December 31, 2012, note holders converted the principal outstanding on the above notes of $19,652 and accrued interest of $840, totaling $20,491 into common shares of the Company at $0.00364 per share for an aggregate of 5,635,047 shares, as adjusted by the Company’s 11:1 stock split.

On December 31, 2012, the Chief Executive Officer converted his advances of $3,800 to common shares of the Company at $0.0036 per share for a total of 1,045,000 shares, as adjusted by the Company’s 11:1 stock split.

On August 16, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On August 30, 2013, note holders converted their notes, in aggregate of $11,000 into common shares of stock at $0.0036 per share.  A total of 3,025,000 shares in aggregate were issued in exchange for the notes, as adjusted by the Company’s 11:1 stock split.  The issuance of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 1,375,000 shares of its common stock at $0.0036 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On February 7, 2014, a note payable was signed with a third-party for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.

Subsequent Events

On March 3, 2014, Greenplex Services, Inc. (the “Company”) entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company has entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they will be compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, the current market value, predicated on the Consultant being successful and the Company completing a transaction, as adjusted by the Company’s 11:1 stock split.

On March 7, 2014, a note payable was signed with a third-party for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 11,000,000 shares of its common stock at $0.0068 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On March 19, 2014, a creditor of Greenplex Services, Inc. that had outstanding loans due to them from Greenplex agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued up to March 19, 2014 was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due, as adjusted by the Company’s 11:1 stock split.

On March 25, 2014, Greenplex entered into an Option to Joint Venture agreement with CannaSafe Analytics LLC, pursuant to which Greenplex Services, Inc. agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to June 6, 2014.  The first contribution is to be made on or before May 23, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  As a consideration for entering into the Option to Joint Venture, Greenplex agreed to pay CannaSafe Analytics LLC $50,000 as a non-refundable deposit.  CannaSafe Analytics LLC is based in Temecula, California and is the only ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CannaSafe is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

On March 25, 2014, Greenplex entered into a definitive agreement with a private accredited investor and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  As a consideration of the loan, Greenplex has agreed to issue a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share, as adjusted by the Company’s 11:1 stock split.

On April 8, 2014, Greenplex entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum due December 31, 2014.  The note's principal and interest are convertible at any time for common stock at the price of $0.027 per share, as adjusted by the Company’s 11:1 stock split.

On April 10, 2014, $400 was repaid on a January 31, 2014, note payable that was signed with a third-party for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015. $1,200 was repaid in cash on February 20, 2014.  The note is paid in full.

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past June 2014, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2014, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of February 28, 2014.

Changes in Internal Control Over Financial Reporting

As of February 28, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2014 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.

April 21, 2014	By:	/s/ Kyle W. Carlson
Kyle W. Carlson Chief Executive Officer, Chief Financial Officer, President, and Treasurer (Principal Executive and Principal Financial and Accounting Officer)