Form 10-Q
period 2014-05-31
GreenPlex Services, Inc.
filed 2014-07-21
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2014.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of July 21, 2014: 35,655,884* shares

(*this figure takes into account a 11-for-1 stock split after the report period which was effectuated on April 15, 2014)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets at May 31, 2014 (Unaudited) and November 30, 2013	3
	Statements of Operations for the Six Months and Three Months Ended May 31, 2014 and for the Five Months and Three Months Ended May 31, 2013 (Unaudited)	4
	Statements of Cash Flows for the Six Months Ended May 31, 2014 and for the Five Months Ended May 31, 2013 (Unaudited)	5
	Notes to the Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosure [Not Applicable]	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	May 31, 2014	November 30, 2013
	(Unaudited)
Assets
Current Assets
Cash	$ 2,164	$ 3,499
Accounts receivable	9,298	5,060
Prepaid expenses	6,000	1,000
Total Current Assets	17,462	9,559

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(23,646)	(21,309)
Landscaping Equipment, net	2,275	4,612

Other Assets- JV investment	100,000	-

Total Assets	$ 119,737	$ 14,171

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 12,500	$ 15,363
Accrued expenses	51,532	-
Notes payable-related party	60,000	-
Convertible notes payable	75,000	-
Sales tax payable	895	2,409
Accrued payroll liabilities	1,547	6,754
Total Current Liabilities	201,474	24,526

Total Liabilities	201,474	24,526

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
35,655,884 and 33,822,547 issued and outstanding, respectively	35,656	33,823
Additional paid-in capital	140,235	129,568
Accumulated deficit	(257,628)	(173,746)
Total Stockholders' Deficit	(81,737)	(10,355)

Total Liabilities and Stockholders' Deficit	$ 119,737	$ 14,171

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended	For the Five Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 10,360	$ 9,540	$ 10,360	$ 9,540

Operating Expenses
Professional fees	64,196	8,591	64,841	9,746
Payroll expenses	5,419	7,005	5,622	7,005
Depreciation	-	1,092	2,337	2,047
General and administrative	20,210	3,725	20,588	3,830
Total Operating Expenses	89,825	20,413	93,388	22,628

Loss From Operations	(79,465)	(10,873)	(83,028)	(13,088)

Other Income (Expense)	-		1,316
Interest expense	(1,532)	(45)	(2,170)	(67)

Loss Before Income Tax Provision	(80,997)	(10,918)	(83,882)	(13,155)
Income Tax Provision			-	-

Net Loss	$ (80,997)	$ (10,918)	$ (83,882)	$ (13,155)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,389,949	28,872,547	34,606,298	28,872,547

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Six Months Ended	For the Five Months Ended
	May 31, 2014	May 31, 2013
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (83,882)	$ (13,155)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,337	2,047
Accrued interest	-
Changes in operating assets and liabilities:
Accounts receivable	(4,238)	(428)
Prepaid expenses	(5,000)	-
Accrued expenses	1,532	(185)
Accounts payable	(2,863)	5,496
Sales tax payable	(1,514)	(41)
Accrued payroll liabilities	(5,207)	(1,747)
Net Cash Used in Operating Activities	(98,835)	(8,013)

Cash Flows from Investing Activities
Other asset-JV investment	(50,000)	-
Net Cash Used in Investing Activities	(50,000)	-

Cash Flow from Financing Activities
Proceeds from short term notes	81,600	7,700
Proceeds from short term notes from related party	60,000	-
Payments on short term notes	(1,600)	-
Proceeds from sale of common stock	7,500	-
Net Cash Provided by Financing Activities	147,500	7,700

Net Change in Cash	(1,335)	(313)
Cash, Beginning of Period	3,499	1,973
Cash, End of Period	$ 2,164	$ 1,660

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion on notes payable	$ 5,000	$ -
Accrual expenses for JV investment	$ (50,000)	$ -
See accompanying notes to the consolidated financial statements.

GreenPlex Services, Inc.

May 31, 2014 and 2013

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the transitional period ended November 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2014.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was $0 allowance for doubtful accounts at May 31, 2014 or November 30, 2013.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended May 31, 2014 or November 30, 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive, as adjusted by the Company’s 11:1 stock split.

Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended May 31, 2014	For the Interim Period Ended May 31, 2013
Warrants issued in connection with note payable	550,000	-

Warrants issued in connection with consulting services	5,500,000	-

Total potentially outstanding dilutive common shares	6,050,000	-

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2014, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(ii)

Depreciation Expense

Depreciation expense was $2,337 and $2,047 for the reporting period ended May 31, 2014 and 2013, respectively.

Note 5 - Other Assets - Joint Venture Investment

On March 25, 2014, GreenPlex entered into an Option to Joint Venture agreement with C.S. Analytics LLC, pursuant to which GreenPlex agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution is to be made on or before July 31, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  As a consideration for entering into and extending the Option to Joint Venture, Greenplex agreed to pay CannaSafe Analytics LLC $100,000 as a non-refundable deposit.

Note 6 - Notes Payable

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

On January 31, 2014, a note payable was signed with a third-party for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015. $1,200 was repaid in cash on February 20, 2014. $400 was repaid on April 10, 2014

On February 7, 2014, a note payable was signed with a third-party for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.

On March 7, 2014, a note payable was signed with a third-party for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.  This was converted to stock on March 19, 2014, at $.075 per share, totaling 733,337 shares after the 11-for-1 split.

On March 19, 2014, a creditor of the Company that had outstanding loans due to them agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.

On April 8, 2014, the Company entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum due December 31, 2014.  The note's principal and interest are convertible at any time for common stock at the price of $0.027 per share, as adjusted by the Company’s 11:1 stock split.

Note 7 – Related Party Transactions

Due to Related Party - Chief Executive Officer

On December 31, 2012, the Chief Executive Officer converted his advances of $3,800 to common shares of the Company at $0.0036 per share for 1,045,000 shares, as adjusted by the Company’s 11:1 stock split.

On March 25, 2014, the Company entered into a definitive agreement with Mr. Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  The due date of this was extended to December 31, 2014.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, Greenplex issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share, as adjusted by the Company’s 11:1 stock split.

Note 8 – Stockholders’ Deficit

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

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 1,375,000 shares of its common stock at $0.0036 per share to an investor.

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 1,100,000 shares of its common stock at $0.0068 per share to an investor, as adjusted by the Company’s 11:1 stock split

On April 15, 2014, the Board of Directors of the Company approved a 11:1 stock split of the Company's issued and outstanding shares of common stock.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the reporting period ended May 31, 2014 or 2013.

Stock Purchase Warrants

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company has entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they will be compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, the current market value, predicated on the Consultant being successful and the Company completing a transaction, as adjusted by the Company’s 11:1 stock split

On March 25, 2014, the Company entered into a definitive agreement with Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, the Company has issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share, as adjusted by the Company’s 11:1 stock split.

Note 9- Commitment and Contingency

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company has entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they will be compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, the current market value, predicated on the Consultant being successful and the Company completing a transaction, as adjusted by the Company’s 11:1 stock split.

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

The Company paid an additional $50,000 on June 18, 2014, to extend the Option to Joint Venture agreement with CannaSafe Analytics LLC period from May 26, 2014 to July 31, 2014.  The aggregate $100,000 in option fees paid by the Company are creditable towards the first tranche of capital contribution due from Greenplex at closing, but non-refundable if the Joint Venture is not formalized.

On June 17, 2014, the Company entered into a definitive agreement with C.S. Analytics LLC and executed a one year promissory note relating to a loan from Greenplex to C.S. Analytics LLC in the amount of $20,000 at 8% interest per annum.

On June 17, 2014, the Company entered into a definitive agreement with an unaffiliated accredited investor and executed a one year convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum.  The note's principal and interest are convertible at any time for common stock at the price of $0.15 per share and Two Hundred Fifty Thousand (250,000) stock purchase warrants that are exercisable at $.60 per share for a period of three years after issuance.  The Warrants are callable at the option of GreenPlex for $0.001 per Warrant at any time after June 30, 2015 when the Common Stock trades at an average closing sales price of $0.75 or more for a period of 20 consecutive trading days, subject to the common stock underlying the warrants being registered with the Securities and Exchange Commission.

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

Greenplex is looking at options to move into the laboratory testing of Cannabis industry and on March 25, 2014, Greenplex entered into an Option to Joint Venture agreement with C.S. Analytics LLC ("Cannasafe"), pursuant to which Greenplex Services, Inc. agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution is to be made on or before July 31, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  As a consideration for entering into the Option to Joint Venture and extending it, Greenplex paid C.S. Analytics LLC $100,000 as a non-refundable deposit.  C.S. Analytics LLC is based in Temecula, California and is the only ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CannaSafe is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

We have launched a July 2014 private placement offering to raise $1.5 million to complete the joint venture with Cannasafe.

Material Changes in Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $208,849 from sales of services.  Revenues of $10,360 were earned for the six months ended May 31, 2014, as compared to $9,540 for the five months ended May 31, 2013.  The absence of revenue was due to the seasonal nature of our business.  We expect the revenue to increase substantially though the period ending May 31, 2014.  We were not able to offer services for snow and ice removal in the six months ended May 31, 2014 because of lack of funds to purchase equipment.

For the six months ended May 31, 2014, we incurred $20,588 in general and administrative expenses, $2,337 in depreciation, $64,841 in professional fees, and $5,622 in payroll expenses, compared to the five months ended May 31, 2013 where we incurred $3,830 in general and administrative expenses, $2,074 in depreciation, $9,746 in professional fees, and $7,005 in payroll expenses.  The increase in operating expenses was due mainly to increased professional fees and general and administrative expenses.  We expect an increase in future payroll for the three months ended August 31, 2014 due to the seasonality of our business.  We expect our general and administrative expenses to increase from 2013 in future periods due to the costs associated with engaging in a private placement.  Increases are possible if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2013 year end professional fees to increase in future periods from the proposed change in business direction.

We have spent no time or financial resources on product research and development during the last two fiscal years of operation.  GreenPlex was formed primarily as a service related company to prove a business concept that can possibly be franchised in the future.  Greenplex is looking at options to move into the laboratory testing of the Cannabis industry.

Material Changes to Financial Condition

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.

As of May 31, 2014, we had $2,164 in cash and $9,286 in accounts receivable.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the six months ended May 31, 2014 has been approximately $22,000 per month.  We expect that that cash burn rate will increase substantially as we explore the option to move into the testing of Cannabis industry, per our Option to Joint Venture Agreement.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past July 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.  We are planning to have a private placement offering soon to raise funds to complete the joint venture with Cannasafe.

Net cash used in operating activities for the six months ended May 31, 2014 was $98,835.  Seasonal monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the six months ended May 31, 2014, was $147,500 from three loans and a stock sale.

On February 7, 2014, a note payable was signed with a third-party for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.  And on March 7, 2014, a note payable was signed with the same third-party for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015. On March 19, 2014, this creditor agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued up to March 19, 2014 was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 11,000,000 shares of its common stock at $0.0068 per share to an investor, as adjusted by the Company’s 11:1 stock split.

On March 25, 2014, Greenplex entered into a definitive agreement with Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, Greenplex issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share, as adjusted by the Company’s 11:1 stock split.

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

Subsequent Events

On June 17, 2014, Greenplex entered into a definitive agreement with C.S. Analytics LLC and executed a one year promissory note relating to a loan from Greenplex to C.S. Analytics LLC in the amount of $20,000 at 8% interest per annum.

On June 17, 2014, the Company entered into a definitive agreement with an unaffiliated accredited investor and executed a one year convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum.  The note's principal and interest are convertible at any time for common stock at the price of $0.15 per share and Two Hundred Fifty Thousand (250,000) stock purchase warrants that are exercisable at $.60 per share for a period of three years after issuance.  The Warrants are callable at the option of GreenPlex for $0.001 per Warrant at any time after June 30, 2015 when the Common Stock trades at an average closing sales price of $0.75 or more for a period of 20 consecutive trading days, subject to the common stock underlying the warrants being registered with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of May 31, 2014.

Changes in Internal Control Over Financial Reporting

As of May 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.
July 21, 2014	By:	/s/ Victor T. Foia
Victor T. Foia Chief Executive Officer and President (Principal Executive)

/s/ Martin Murray
Martin Murray
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)