Form 10-Q/A
period 2014-05-31
GreenPlex Services, Inc.
filed 2014-09-30
CIK 1472998

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, filed with the Securities and Exchange Commission on July 21, 2014, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6.  Exhibits

Exhibit	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

GREENPLEX SERVICES, INC.
September 30, 2014	By:	/s/ Victor T. Foia
Victor T. Foia Chief Executive Officer and President (Principal Executive)

/s/ Martin Murray
Martin Murray
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)