Form 10-Q
period 2014-08-31
GreenPlex Services, Inc.
filed 2014-10-20
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2014.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of October 20, 2014: 36,055,884* shares

(*this figure takes into account a 11-for-1 stock split after the report period which was effectuated on April 15, 2014)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets at August 31, 2014 (Unaudited) and November 30, 2013	3
	Statements of Operations for the Nine Months and Three Months Ended August 31, 2014 and for the Eight Months and Three Months Ended August 31, 2013 (Unaudited)	4
	Statements of Cash Flows for the Nine Months Ended August 31, 2014 and for the Eight Months Ended August 31, 2013 (Unaudited)	5
	Notes to the Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosure [Not Applicable]	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	August 31, 2014	November 30, 2013
	(Unaudited)
Assets
Current Assets
Cash	$ 51,474	$ 3,499
Accounts receivable	14,060	5,060
Prepaid expenses	1,000	1,000
Note receivable- related party	20,000	-
Total Current Assets	86,534	9,559

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(24,586)	(21,309)
Landscaping Equipment, net	1,335	4,612

Other Assets- JV investment	130,000	-

Total Assets	$ 217,869	$ 14,171

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 5,525	$ 15,363
Accrued expenses	79,061	-
Notes payable-related party, net of discount	57,900	-
Notes payable	1,450
Convertible notes payable	150,000	-
Sales tax payable	750	2,409
Accrued payroll liabilities	1,975	6,754
Total Current Liabilities	296,661	24,526

Total Liabilities	296,661	24,526

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
36,389,217 and 33,822,547 issued and outstanding, respectively	36,389	33,823
Additional paid-in capital	276,472	129,568
Accumulated deficit	(391,653)	(173,746)
Total Stockholders' Deficit	(78,792)	(10,355)

Total Liabilities and Stockholders' Deficit	$ 217,869	$ 14,171

See accompanying notes to the consolidated financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended	For the Eight Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 13,813	$ 21,647	$ 24,173	$ 31,187

Operating Expenses
Professional fees	74,297	2,746	139,138	12,492
Payroll expenses	13,411	15,446	19,033	22,451
Depreciation	940	1,093	3,277	3,140
General and administrative	55,538	4,297	76,126	8,127
Total Operating Expenses	144,186	23,582	237,574	46,210

Loss From Operations	(130,373)	(1,935)	(213,401)	(15,023)

Other Income (Expense)	-	-	1,316	-
Interest expense	(3,652)	-	(5,822)	(67)

Loss Before Income Tax Provision	(134,025)	(1,935)	(217,907)	(15,090)
Income Tax Provision			-	-

Net Loss	$ (134,025)	$ (1,935)	$ (217,907)	$ (15,090)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,807,531	28,954,167	34,958,703	28,903,050

See accompanying notes to the consolidated financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Nine Months Ended	For the Eight Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (217,907)	$ (15,090)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,277	3,140
Accrued interest	-
Changes in operating assets and liabilities:
Accounts receivable	(9,000)	(10,097)
Prepaid expenses	-	-
Accrued expenses	79,061	(185)
Accounts payable	(9,838)	4,442
Sales tax payable	(1,659)	1,892
Accrued payroll liabilities	(4,779)	3,397
Warrants issued for consulting services	24,870	-
Net Cash Used in Operating Activities	(135,975)	(12,501)

Cash Flows from Investing Activities
Note receivable-Joint Venture	(20,000)	-
Other asset- JV investment	(130,000)	-
Net Cash Used in Investing Activities	(150,000)	-

Cash Flow from Financing Activities
Proceeds from short term convertible notes	155,000	11,000
Proceeds from short term notes from related party	60,000	-
Proceeds from short term notes	4,300	-
Payments on short term notes	(2,850)	-
Proceeds from sale of common stock	117,500	2,000
Net Cash Provided by Financing Activities	333,950	13,000

Net Change in Cash	47,975	499
Cash, Beginning of Period	3,499	1,973
Cash, End of Period	$ 51,474	$ 2,472

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion on notes payable	$ 5,000	$ 11,000

See accompanying notes to the consolidated financial statements.

GreenPlex Services, Inc.

August 31, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

GreenPlex Services, Inc. (“GreenPlex” or the “Company”) was incorporated on September 2, 2009 under the laws of the State of Nevada for the purpose of serving both residential and commercial customers in the greater Spokane and Coeur d’ Alene area.  Its services include all aspects of lawn care, tree and shrub maintenance, landscape maintenance and a multiphase pest and insect control program.  The Company is committed to a “Green Philosophy” and where feasible, utilizing organic and socially responsible products, such as fertilizer and pesticides.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was $0 allowance for doubtful accounts at August 31, 2014 or November 30, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended August 31, 2014 or November 30, 2013.

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

Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended August 31, 2014	For the Interim Period Ended August 31, 2013
Warrants issued in connection with note payable	550,000	-

Warrants issued in connection with Stock Sales	366,666

Warrants issued in connection with consulting services	5,500,000	-

Total potentially outstanding dilutive common shares	6,416,666	-

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2014, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(ii)

Depreciation Expense

Depreciation expense was $3,277 and $3,140 for the reporting period ended August 31, 2014 and 2013, respectively.

Note 5 - Notes Receivable

On June 17, 2014, the Company entered into a definitive agreement with C.S. Analytics LLC and executed a one year promissory note relating to a loan from Greenplex to C.S. Analytics LLC in the amount of $20,000 at 8% interest per annum.

Note 6 - Other Assets - Joint Venture Investment

On March 25, 2014, GreenPlex entered into an Option to Joint Venture agreement with C.S. Analytics LLC, pursuant to which GreenPlex agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CannaSafe-Greenplex LLC.  The purpose of the Joint Venture is to operate a cannabis testing facility in Pullman, Washington, and to expand to other states.  C.S. Analytics, LLC is based in Temecula, California and is the only ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  C.A. Analytics, LLC is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.  The option agreement calls for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution is to be made on or before July 31, 2014.  Upon formation of CannaSafe-Greenplex LLC, CannaSafe will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CannaSafe-Greenplex LLC joint venture.  GreenPlex paid a $50,000 option fee with regard to the original option agreement.  As a consideration for extending the Option to Joint Venture first contribution deadline to October 1, 2014, Greenplex agreed to pay CannaSafe Analytics LLC an additional $160,000 as a non-refundable deposit.  As of August 31, 2014, Greenplex paid $130,000 to CannaSafe Analytics LLC and in September 2014, Greenplex paid $80,000 to CannaSafe Analytics LLC as non-refundable deposit.

An aggregate of $210,000 in option fees have been paid by GreenPlex, which is creditable towards the first tranche of capital contribution due from GreenPlex at the closing of the Joint Venture.  The Option has been extended and expires October 31, 2014.

Note 7 - Notes Payable

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

On August 30, 2013, note holders with notes issued between February 26, 2013 and July 22, 2013 converted their notes, in aggregate, of $11,000 into common shares of stock at $0.0036 per share.  A total of 3,025,000 shares were issued in exchange for the notes.

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

On June 10, 2014, a note payable was signed with a third-party for the principal amount of $1,200 with no interest thereon and a maturity date of December 31, 2014.

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

On July 14, 2014, a note payable was signed with a third-party for the principal amount of $1,500 with no interest thereon and a maturity date of December 31, 2014.  $1,250 was paid back on August 21, 2014 and the balance remaining at August 31, 2014 was $250.

Note 8 – Related Party Transactions

Due to Related Party - Director

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

Note 9 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

On April 5, 2012, the Company sold 2,200,000 shares of its restricted common stock, to one non-affiliated investor at $0.0045 per share for $10,000 in cash.

On December 31, 2012, four (4) note holders converted all of the principal balance of their outstanding notes and related accrued interest, totaling $20,491, into common shares of the Company at $0.0036 per share for an aggregate of 5,635,047 shares.

On December 31, 2012, the Chief Executive Officer converted the entire balances of his advances to the Company of $3,800 into common shares of the Company at $0.0036 per share for an aggregate of 1,045,000 shares.

On August 16, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $1,000 of its securities through the sale of 275,000 shares of its common stock at $0.0036 per share to an investor.

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

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 1,100,000 shares of its common stock at $0.0068 per share to an investor.

On April 15, 2014, the Board of Directors of the Company approved a 11:1 stock split of the Company's issued and outstanding shares of common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 11:1 Stock Split.

In August 2014, the Company entered into a four definitive agreement relating to the private placement of $110,000 of its securities through the sale of 733,333 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 366,666 three year callable warrants exercisable at $.60 per share.  If at any time after a year the common stock of the Company trades and closes at a price of more than $.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the reporting period ended August 31, 2014 or 2013.

Warrants

Warrants Issued for Consulting Services

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company has entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they will be compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, the current market value, predicated on the Consultant being successful and the Company completing a transaction.  The Company valued these warrants issued at $24,870 on March 25, 2014, the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $24,870 as additional paid-in capital.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

March 25, 2014
Expected option life (year)	2

Expected volatility	100.00%

Risk-free interest rate	0.45%

Dividend yield	0.00%

Warrants Issued in connection with Note

On March 25, 2014, the Company entered into a definitive agreement with Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, the Company has issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

March 25, 2014
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.92%

Dividend yield	0.00%

Warrants Issued with Common Shares

In August 2014, the Company entered into definitive stock purchase agreements with four individuals totaling $110,000.  As a consideration of the stock purchases, the Company has issued three years callable stock purchase warrants to purchase 366,666 shares of restricted common stock at $0.60 per share.  The Company valued these warrants issued at $47 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $47 as additional paid-in capital.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

August 2014
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.93-0.98%

Dividend yield	0.00%

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, November 30, 2013	0	$0	$0	$0	$-
Granted	6,416,666	0.0036-0.60	0.0038	27,016	-
Canceled	0				-
Exercised	0				-
Expired	0				-
Balance, August 31, 2014	6,416,666	0.0036-0.60	0.038	27,016	$-

Earned and exercisable, August 31, 2014	6,416,666	$0.0036-0.60	$0.038	$27,016	$-

Unvested, August 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0091	550,000	2.6	$0.0091	550,000	2.6	$0.0091
$0.00364	5,500,000	1.6	$0.00364	5,500,000	1.6	$0.00364
$0.60	366,666	3.0	0.60	366,666	3.0	0.60

Note 10 - Commitment and Contingency

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant").  Due to the Company’s lack of operating success since its inception, the Board of Directors authorized retaining a consultant to assist in identifying and screening possible private companies: 1) to be acquired by the Company for stock; 2) to be merged with the Company by an exchange of stock; or 3) to be willing to sell operating assets to the company for stock.  The Company entered into a 90 day agreement with the Consultant whereby the Consultant has agreed to cover their own out-of-pocket expenses in regards to this objective and they were compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share, as adjusted by the Company’s 11:1 stock split, for the Company successfully entering an Option to Enter Into a Joint Venture agreement with C.S. Analytics, LLC.

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

In September 2014, the Company entered into a five definitive agreement relating to the private placement of an aggregate of $100,000 of its securities through the sale of 666,666 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 333,333 three year warrants exercisable at $.60 per share.  If at any time after a year, the common stock of the Company trades and closes at a price of more than $.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.

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

As a consideration for extending the Option to Joint Venture first contribution deadline to October 1, 2014, Greenplex agreed to pay CannaSafe Analytics LLC an additional $160,00 as a non-refundable deposit.  On June 17, 2014, the Company entered into a definitive agreement with C.S. Analytics LLC and executed a one year promissory note relating to a loan from Greenplex to C.S. Analytics LLC in the amount of $20,000 at 8% interest per annum.  An aggregate of $210,000 in option fees have been paid by GreenPlex, plus a loan in the amount of $20,000, for a total of $230,000 which is creditable towards the first tranche of capital contribution due from GreenPlex at the closing of the Joint Venture.  The Option has been extended and expires October 31, 2014.

On May 21, 2014, Greenplex Services, Inc. entered into a preliminary Product Research and Development Agreement with Botanical Extractor Research Group LLC, (“BERG”), a Limited Liability Company organized in the state of Washington.  A botanical extractor is a device that utilizes one or more techniques to extract cannabinoids and other active ingredients from by-products, waste and trim derived from a marijuana plants after they have been harvested.  The agreement is subject to Greenplex securing additional funding of at least $1.8 million.  The objectives of the Agreement are to undertake research on a variety of potentially new extractor designs, different extraction methodologies and investigating the possible utilization of different organic or inorganic media as solvents.  Greenplex will provide funding for the research program on an hourly basis and any new technology, scientific advancement, innovative equipment designs, or new products resulting from work by BERG will become the property of Greenplex.  Any product developed by Botanical Extractor Research Group LLC pursuant to the contract with Greenplex is subject to a royalty equal to three percent (3%) of the net selling price.

Material Changes in Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of $222,662 from sales of services.  Revenues of $24,173 were earned for the nine months ended August 31, 2014, as compared to $31,187 for the eight months ended August 31, 2013.  The decreased revenue in the recent period was due to having only one employee and having less clients than the previous period.  We expect the revenue to stay the same through the period ending November 30, 2014.

For the nine months ended August 31, 2014, we incurred $76,126 in general and administrative expenses, $3,277 in depreciation, $139,138 in professional fees, and $19,033 in payroll expenses, compared to the eight months ended August 31, 2013 where we incurred $8,127 in general and administrative expenses, $3,140 in depreciation, $12,492 in professional fees, and $22,451 in payroll expenses.  The increase in operating expenses was due mainly to increased professional fees and general and administrative expenses.  Professional fees substantially increased due to the company engaging in a private placement and new business exploration in the cannabis sector.  We expect an increase in future payroll for the three months ended November 30, 2014 due to hiring a second employee.  We expect our general and administrative expenses to increase in future periods due to the costs associated with engaging in a private placement and new business pursuits.  Increases are possible if more clients are serviced because of higher fuel, supply, and waste dumping costs.  We expect the 2014 year end professional fees to increase in future periods from the proposed change in business direction.

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

As of August 31, 2014, we had $51,474 in cash and $14,060 in accounts receivable.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the nine months ended August 31, 2014 has been approximately $16,000 per month.  We expect that that cash burn rate will increase substantially as we explore the option to move into the testing of Cannabis industry, per our Option to Joint Venture Agreement.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past October 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.  We are planning to have a private placement offering soon to raise funds to complete the joint venture with Cannasafe.

Net cash used in operating activities for the nine months ended August 31, 2014 was $135,975.  Seasonal monthly financial commitments of the company include salary to the General Manager of $3,000, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the nine months ended August 31, 2014, was $333,950 from short term loans and  stock sales.

On June 10, 2014, a note payable was signed with a third-party for the principal amount of $1,200 with no interest thereon and a maturity date of December 31, 2014.

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

On July 14, 2014, a note payable was signed with a third-party for the principal amount of $1,500 with no interest thereon and a maturity date of December 31, 2014.  $1,250 was paid back on August 21, 2014 and the balance remaining at August 31, 2014 was $250.

In August 2014, the Company entered into definitive stock purchase agreements with four individuals totaling $110,000.  As a consideration of the stock purchases, the Company has issued three years callable stock purchase warrants to purchase 366,666 shares of restricted common stock at $0.60 per share

Subsequent Events

In September 2014, the Company entered into a five definitive agreement relating to the private placement of an aggregate of $100,000 of its securities through the sale of 666,666 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 333,333 three year warrants exercisable at $.60 per share.  If at any time after a year, the common stock of the Company trades and closes at a price of more than $.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of August 31, 2014.

Changes in Internal Control Over Financial Reporting

As of August 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2014 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.
October 20, 2014	By:	/s/ Victor T. Foia
Victor T. Foia Chief Executive Officer and President (Principal Executive)

/s/ Martin Murray
Martin Murray
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)