Form 10-Q/A
period 2014-08-31
GreenPlex Services, Inc.
filed 2015-03-24
CIK 1472998

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, filed with the Securities and Exchange Commission on October 20, 2014, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

GREENPLEX SERVICES, INC.
March 24, 2015	By:	/s/ Victor T. Foia
Victor T. Foia Chief Executive Officer and President (Principal Executive)

/s/ Martin Murray
Martin Murray
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)