Form 10-K
period 2014-11-30
GreenPlex Services, Inc.
filed 2015-03-24
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2014.

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____.

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

YES [  ]    NO [X]

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

YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, May 31, 2014, was $4,641,398, based on the most recent stock issuance price of common shares on March 15, 2015 at $0.15 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 23, 2015: 37,355,883 shares.

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

PART I

ITEM 1.   BUSINESS

Introduction

GreenPlex Services, Inc. was originally organized under the laws of the State of Nevada on September 2, 2009.  Greenplex was organized for the express purpose of providing landscape and exterior property management services to residential, industrial, and commercial customers throughout areas of Eastern Washington State and Northern Idaho.  Our services included all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, fertilizer and weed control spraying, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We committed to a “Green Philosophy” and where feasible, utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.

To date, GreenPlex’ sole activity has been to engage in the landscape and property management services to residential, industrial and commercial customers.  GreenPlex’ business has not, however, achieved any significant successes.  From its inception to November 30, 2014, GreenPlex has only generated approximately $237,000 of revenues from its business, while incurring an accumulated deficit of $503,583 since inception.  Accordingly, in early 2014, Greenplex decided to expand its business and abandon its landscape and property management services at the end of 2014.  Greenplex management decided to redirect its future business and focus on the cannabis industry and provide a variety of services consisting of consulting, infrastructure build out, equipment rental and staffing.  Because GreenPlex was unable to develop its landscape and property management services business into a financially viable business, the Board of Directors of GreenPlex decided to redirect the business of GreenPlex and to enter into an agreement with CSA related to operating an existing independent cannabis testing laboratory in Temecula, CA, and a newly established testing laboratory in Pullman, WA.

Accordingly, on March 25, 2014, GreenPlex entered an Option to Joint Venture Agreement with CSA and on January 16, 2015 the option agreement was terminated in favor of a new revenue sharing agreement.  On January 16, 2015 Greenplex executed an amended Agreement with C.S. Analytics LLC (“CSA”).  Previously, Greenplex and C.S. Analytics had executed an Option to Enter into a Joint Venture agreement dated March 24, 2014.  Under the terms of the Option Agreement, Greenplex had the option to enter into a 50/50 joint venture with CanaSafe upon payment of $1,500,000 for the formation of the proposed Joint Venture.  The Option to Enter into a Joint Ventures was superseded by the new agreement between Greenplex and CSA.  Pursuant to the new agreement, $305,000 advanced to CSA as a non-refundable deposit and a promissory note in the amount of $20,000 plus accrued interest paid by Greenplex to CSA was converted to a 25% ownership interest in the operating and licensed laboratory located in Pullman, WA.  The laboratory located in Pullman, WA has received a license from the Washington State Liquor Control Board and is currently operating and testing cannabis and cannabis related products for growers and processor in the state of Washington.

The amended contract provided an option to Greenplex to purchase an additional 25% in the Pullman laboratory for $300,000 for a period of 45 days.  This option was not exercised.  Pursuant to the new agreement, CSA and Greenplex agree to continue to work cooperatively and fund future laboratories on a case by case or state by state basis.  C.S. Analytics, LLC is based in Temecula, California and is an ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  C.S. Analytics, LLC is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

Greenplex entered into a Joint Venture with Botanical Extractor Research Group LLC (“BERG”) to undertake research, development and testing on an new extraction technology being developed by BERG.

Greenplex is currently in negotiations regarding a turn-key program for two growers that have been issued provisional licenses by the state of Washington.

Greenplex is continuing to explore potential business opportunities in the Cannabis industry.

Business Strategy

Our activities to date were limited primarily to organization, initial capitalization, business and product research, developing a website, preparing a comprehensive business and operating plan, evaluating the regulatory requirements of the industry, and securing landscape clients.  For the year ended November 30, 2014, we had $38,100 in revenues from operations.  Our expenses for the year ended November 30, 2014, consisted primarily of professional fees related to accounting and public reporting, taxes, payroll, and general and administrative expenses such as fuel, insurance, supplies, licenses and waste disposal.

As of November 30, 2014, management has reach a decision to discontinue our landscape service business and focus on identifying and developing new business opportunities in the cannabis industry.

GreenPlex Services, Inc.’s Business

GreenPlex will be a growth-orientated, newly reorganized early stage company engaged in; 1) providing funding to C.S. Analytics, LLC for express purpose of opening and operating new cannabis testing laboratories in states that have decriminalized cannabis.  C.S. Analytics, LLC is currently operating in California and testing medical marijuana  C.S. Analytics, LLC is currently an ISO approved laboratory in the United States that is certified to do a full panel of cannabis testing; 2) the build out of the infrastructure of two outdoor growing operations that are scheduled to begin operations in 2015, which include providing equipment on a rental basis, staffing and consulting services; and 3) fund a research and development agreement with Botanical Extractor Research Group LLC.

GreenPlex also intends to fund the agreement with Botanical Extractor Research Group in the amount estimated to be $100,000 to $200,000, to undertake initial research and development on a new extractor technology related to extraction of certain elements from marijuana waste, trim and byproducts.

Competition

It is anticipated that due to the new regulations that allow recreational use of cannabis in Washington State, this emerging industry is going to be intensely competitive and we will be competing with numerous other cannabis testing and service related companies in the state, as well as other companies providing consulting services and project development services, including equipment leasing and staffing programs to licensed growers.

Our larger competitors may have the resources to be better able to absorb the burden of existing laws and regulations, as well as comply with any changes to federal, state, and local laws and regulations more easily than GreenPlex, which could adversely affect our competitive position.  Our larger competition may have financial resources to provide long term operating capital in the event sales are not generated to the level anticipated.  There have been no formal independent marketing studies undertaken to precisely ascertain the number of regular cannabis users residing in Washington State.

Marketing and Sales

We will develop all the appropriate advertising, presentations, marketing materials, a website, and initiate meetings with potential clients in the cannabis industry.  We intend to implement an integrated plan that includes robust and informative advertising, target marketing, and personal affiliate connections.  Four primary targets that will be approached by GreenPlex are: 1) infrastructure build out, 2) consulting, 3) equipment rental, and 4) staffing services.  The identification of potential customers will be determined by

GreenPlex pursuant to continuing analysis of the existing market.  GreenPlex plans to do direct mailings and call on to potential clients as part of its marketing strategy.  Our company website is: www.GreenPlexServices.com.

Patents, Trademarks, and Copyrights

Our business is not dependent on any proprietary patents or technology.

Employees

Our officers, Victor Foia and Martin Murray, perform employee-like services for our company on a part time basis.  Mr. Foia works approximately ten hours each per week for the benefit of GreenPlex Services.  Employee-like services provided by the officers and directors of GreenPlex Services are partially compensated at this time and no employee contracts with them have been entered into.  These individuals have other employment and responsibilities outside of GreenPlex Services.

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

RISKS RELATED TO OUR COMPANY AND OUR NEW BUSINESS

We have earned minimal revenues, and have incurred net loss and accumulated deficit during the development stage.  There is no guarantee that we will ever earn a profit.

We have only generated approximately $237,000 of revenues from business operations, through sales of our services, since September 2, 2009 (inception), through November 30, 2014.  We incurred a net loss, and have an accumulated deficit of $503,583 from September 2, 2009 (inception), through November 30, 2014.  We currently have minimal revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time as the full operational stage is reached, if full scale operations are, in fact, ever achieved.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so we may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

In order to initiate our new business in the area of cannabis testing, consulting, infra structure build-out, equipment rental and provide staffing services, we will need to obtain additional financing in order to implement our new business plan.  We currently have minimal operations and minimal income.  Due to our lack of financial resources, we are still an early stage company and we have only realized $38,100 in revenues for the fiscal year ended November 30, 2014.  As of November 30, 2014, we had cash and accounts receivable in the amount of $25,658.  Given the recent rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past April 2015, and we will need to raise additional capital by utilizing a private placement offering to meet our financial commitments for at least the next twelve months.  We will require financing in order to purchase additional equipment and market our business.  There is no assurance that we will be successful in raising these funds.  In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

We are a reorganized start-up company.

GreenPlex is a reorganized start-up company that has generated only approximately $237,000 in revenues since its inception.  We expect to potentially incur significant operating losses for the foreseeable future, and there can be no assurance that we will be able to implement our new business strategy in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital.  The potential of revenues generated from GreenPlex’ future cannabis related businesses, mostly located in Washington State, of which there is no assurance, may not be sufficient to fund both our continuing operations and our planned growth.  We may require additional capital to continue to operate our business beyond the initial phase of development and to further expand our proposed programs to finance laboratories, engage in the financing of infrastructure build out and equipment rental programs for cannabis growers and market proprietary cannabis extraction units.  We may be unable to obtain additional capital required and if we are able to secure additional capital, it may not be pursuant to terms deemed to be favorable to GreenPlex and its shareholders.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations going forward.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the cannabis industry in particular), our status as a new enterprise without a significant demonstrated operating history will impact the amount of asset-based financing available to us.  The loss of key management would also impact our ability to secure financing.  Further, if cannabis prices on the commodities markets decline, our revenues from the anticipated sales related to cannabis testing will most likely decrease and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, which may adversely impact our financial condition.

There are many competitors in our market and we may not be able to effectively compete against them.

The business of cannabis testing, consulting, infrastructure build out, equipment rental and staffing services is highly competitive.  This market segment includes numerous companies and individuals that actively compete for the business in the territories we propose to operate.  As a result, our ability to remain competitive depends in part upon our successful introduction to potential customers, our quality of work and products, the promotion and marketing undertaken to gain clients, and the public’s acceptance of a new company with a more comprehensive business model than normal competitors.

We will be highly dependent on Victor Foia, our Chief Executive Officer and President; Martin Murray our Chief Financial Officer.  The loss of any of these individual, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our two officers; Victor Foia and Martin Murray CPA, whose knowledge, leadership and business expertise would be difficult to replace.  If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to curtail or cease operations until such time as we could retain suitable replacements.  These two officers have no employment or consulting agreements with GreenPlex at this time.

We will be highly dependent on outside consultants and experts in the cannabis industry.  The loss of any of these individuals, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued consulting contributions of various outside consultants, whose knowledge and technical expertise would be difficult to operate.  As of this date, we have no formal agreements in place with any specific consultants.  There is no assurance that we will be able to retain outside consultants and if so, under what specific terms and conditions.  If we are able to retain outside consultants, of which there is no assurance our ability to retain technical and professional personnel cannot be assumed at this time.  If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to curtail or cease operations until such time as we could hire suitable replacement consultants.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has some very limited public company management experience, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis.  It may be expensive to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

The size of any future revenues depends on the choices and demands of potential clients, which are difficult to forecast accurately.  We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.  Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

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

We expect that we will need to raise funds by March 2015 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately one month based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after the end of the first quarter, which would materially harm our business and financial results.  To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have a new and unproven business model, a new business approach, and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the viability of our services that will be sold in a few limited geographic areas.  We have begun marketing some of our services in the State of Washington.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also cultivate relationships to maintain clients.  Our business model assumes that potential clients will see the appeal in the value of our services.

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

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control.  Factors, which may cause our revenues and operating results to fluctuate, include the following:

•	the willingness of potential clients to enter into service agreements with us
•	market acceptance of our products;
•	Seasonal and weather related needs of our services;
•	the timing and uncertainty of sales cycles or demand for services;
•	similar services and products offered by current or future competitors; and
•	general economic conditions in the U.S.

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

Risks Related To the Cannabis Industry

Competition in consulting and ancillary businesses associated with the cannabis industry.

The cannabis industry is an emerging industry and highly regulated.  The State of Washington, as well as the federal government, have regulations that prohibit a public company to grow, operate, process or sell cannabis directly.  However, as a result of the emergence of this new industry several ancillary and related businesses are developing.  Other cannabis related companies may have greater financial resources than GreenPlex.  This competition may be increasingly intense as this new industry evolves.  The size of the consumer market is not known specifically and no independent study has been conducted.

Supply and Demand

As with any crop, cannabis grown in Washington State is subject to current market supply, demand and prices.  In some markets, there may be a seasonality effect on the business with increased supply of similar crops from growing locations inside of Washington State in warmer months, resulting in the potential for a seasonal downward pressure on prices.  At such time recreational cannabis reaches it full production capacity in Washington State, the supply could be substantial and result in prices lower than normally charged by cannabis growers, which in turn could financially impact growers whom become testing clients.

Competition

Competition for cannabis testing will include other laboratories focused on testing of cannabis and cannabis related products.  Under the regulatory system now in place in the State of Washington, every five pounds of marijuana is required to be tested for microbes and THC concentration levels.

RISKS RELATED TO OUR STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock.  Our common stock is listed on the OTC Bulletin Board and is quoted at $0.20 per share with little active trading.  We cannot assure you that our common stock will be able to maintain that quotation.  Further, although the common stock of GreenPlex Services is quoted on the OTC Bulletin Board, minimal trading of its common stock has taken place and future trading, if it occurs, may be extremely sporadic.  For example, weeks or months may pass before any shares are traded.  There can be no assurance that a more active market for such common stock will develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

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

If the shareholders all elect to sell their shares of our common stock at the same time, the market price of our shares will decrease.

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

Potential Issuance of Additional Common and Preferred Stock

GreenPlex is authorized to issue up to 75,000,000 shares of Common Stock as of the date of this Private Placement. However, the number of authorized common shares will be increased to 150,000,000 at the next annual meeting of shareholders.  To the extent of such authorization, the Board of Directors of GreenPlex will have the ability, without seeking stockholder approval, to issue additional shares of Common Stock in the future for such consideration as the Board of Directors may consider sufficient.  The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Common Stock offered hereby.  GreenPlex will also be authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors.  To the extent of such authorization, such designations may be made without stockholder approval.  The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the Common Stock offered hereby. In addition, the ability to issue any future class or series of preferred stock could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the OTC Bulletin Board since December 30, 2010.  Since its listing on the OTCBB, there has only been very minimal trading and although the stock is currently quoted at $0.20 there is no active market for it.

As of November 30, 2014, we had 6,749,999 stock purchase warrants outstanding, and no outstanding stock options or other derivative securities.  36,955,883 of the 37,155,883 shares outstanding could currently be sold pursuant to Rule 144.

As of November 30, 2014, there were approximately 74 holders of record of the 37,155,883 shares of common stock issued and outstanding.  Our transfer agent is Nevada Agency & Transfer Company, 50 West Liberty Street, Ste. 880, Reno, Nevada 89501.  Phone: (775) 332-0626.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On March 11, 2014, the Company entered into a definitive agreement relating to the private placement of $7,500 of its securities through the sale of 1,100,000 shares of its common stock at $0.0068 per share to an investor.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure and the funds were used for operating costs.

On April 15, 2014, the Board of Directors of the Company approved a 11:1 stock split of the Company's issued and outstanding shares of common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the 11:1 Stock Split.

In August 2014, the Company entered into a four definitive agreement relating to the private placement of $110,000 of its securities through the sale of 733,333 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 366,666 three year callable warrants exercisable at $0.60 per share.  If at any time after a year the common stock of the Company trades and closes at a price of more than $0.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $0.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure and the funds were used for operating costs.

In September through November 2014, the Company entered into a five definitive agreements relating to the private placement of an aggregate of $100,000 of its securities through the sale of 666,666 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 333,333 three year warrants exercisable at $0.60 per share.  If at any time after a year, the common stock of the Company trades and closes at a price of more than $0.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $0.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to sophisticated investors given full disclosure and the funds were used for operating costs.

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.  The agreement was terminated and it was agreed by both parties that 200,000 additional shares would be issued to Uptick in November 2014 with no further consideration, for an aggregate of 300,000 shares issued to Uptick.  Greenplex recorded a $45,000 consulting fee for the period ended November 30, 2014 as a result of the termination.

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

General

GreenPlex Services, Inc. (“GreenPlex”, "we", or "us”) was organized under the laws of the State of Nevada on September 2, 2009.  Greenplex was organized for the express purpose of providing landscape and exterior property management services and product sales to residential, industrial, and commercial customers throughout areas of Western Washington State and Northern Idaho.  Our services included all aspects of lawn care, tree and shrub installation and maintenance, landscape creation and maintenance, consumer greenhouse and compost center setup, synthetic grass installation, wildfire risk assessment, and a multiphase pest and insect control program.  We were committed to a “Green Philosophy” and where feasible we utilize organic, non-toxic, and socially responsible products, such as fertilizers and pesticides.

Greenplex is looking at options to move into the laboratory testing of Cannabis industry and has entered into an agreement with CSA which is based in Temecula, California and is an ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CSA is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

Agreement with C.S. Analytics, LLC

On March 25, 2014, GreenPlex entered into an Option to Joint Venture agreement with C.S. Analytics LLC, ("CSA") pursuant to which GreenPlex agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CSA-Greenplex LLC.  Greenplex' director, Roy Matthew Haskin, is the Managing Member of CSA,  The purpose of the Joint Venture is to operate a cannabis testing facility in Pullman, Washington, and to expand to other states.  CSA is based in Temecula, California.  CSA is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.  The option agreement called for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution was to be made on or before July 31, 2014.  Upon formation of CSA-Greenplex LLC,

CSA will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CSA-Greenplex LLC joint venture.  GreenPlex paid a $50,000 option fee with regard to the original option agreement.  As a consideration for extending the Option to Joint Venture first contribution deadline to October 1, 2014, Greenplex agreed to pay CSA Analytics LLC an additional $160,000 as a non-refundable deposit which was paid from May through September of 2014.  On November 6, 2014, Greenplex paid CS Analytics, LLC an additional $95,000 payment with regard to the original Option to Joint Venture agreement dated March 23, 2014.  An aggregate of $305,000 in option fees were paid by Greenplex, plus a loan in the amount of $20,000, for a total of $325,000 which is creditable towards the first tranche of capital contribution due from Greenplex at the closing of the Option to Joint Venture Agreement.  These funds would be non-refundable if the joint venture is not formalized.  This option was not formalized, but a new agreement was entered into.

On January 16, 2015 GreenPlex Services, Inc. executed an Agreement with C.S. Analytics LLC ("CSA").  The Option to Enter Into a Joint Ventures was superseded by a new agreement between GreenPlex and CSA.  Pursuant to the new agreement, the $305,000 advanced to CSA as a non-refundable deposit and a note in the amount of $20,000 plus accrued interest was converted to a 25% ownership interest in the operating laboratory located in Pullman, WA.  The laboratory located in Pullman, WA has received a license from the Washington State Liquor Control Board and is currently operating and testing cannabis and cannabis related products for growers and processors in the state of Washington.  The new contract provides an option to GreenPlex to purchase an additional 25% ownership interest in the Pullman laboratory for $300,000 for a period of 45 days.  This option was not executed and has not been extended.

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

Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of approximately $237,000 from sales of landscaping services since inception.  Landscaping revenues of $38,100 were earned for the year ended November 30, 2014 as compared to $42,905 for the 11 months ended November 30, 2013.  We saw this decrease in revenue due to fewer clients serviced than the previous year.  We expect the revenue to increase though the period ending November 30, 2015 based on revenue from our agreement with C.S. Analytics, LLC.  We have not been able to offer services for snow and ice removal in the years ended December 31, 2014 and 2013 because of lack of funds to purchase equipment.

For the 12 months ended November 30, 2014, we incurred $53,302 in general and administrative expenses, $60,968 in professional fees, $174,905 consulting fees, and $64,112 in compensation and payroll expenses, compared to the 11 months ended November 30, 2013 where we incurred $10,879 in general and administrative expenses, $15,927 in professional fees, and $36,076 in payroll expenses.  The large increase in professional fees was due to changing business direction and additional professional consultation in connection with capital structure, joint ventures, and other potential business segments.  The large increase in general and administrative fees was due to changing business direction.  Salaries and compensation increased substantially in the latter period due to changing business direction.  We expect the 2015 fiscal year compensation to remain constant in future periods.  We expect our general and administrative expenses to remain constant in the future periods.  We expect the 2015 year end professional fees to remain constant in future periods

Material Changes to Financial Condition - Liquidity and Capital Resources

We have financed our operations primarily from the proceeds from private placements of our common stock, the issuance of promissory notes, and revenue from our operations.  We do not have any available lines of credit.

As of November 30, 2014, we had $14,984 in cash and $10,674 in accounts receivable.  Our recent cash burn rate in our operations over the year ended November 30, 2014 has been approximately $24,000 per month.  We expect that that cash burn rate will stay somewhat constant.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past March 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash used in operating activities for the year ended November 30, 2014 was $226,737.  Seasonal monthly financial commitments of the company included salary to the General Manager of $3,000 per month, and $200 to the General Manager for use of his truck for company business.

Net cash provided from financing activities for the year ended November 30, 2014, was $563,950.  Included in this figure were:

- $285,000 in proceeds from short term convertible notes

- $64,300 in proceeds from short term notes from related party

- $2,850 in payments on short term notes from related party

- $217,500 in proceeds from sale of common stock

We plan to finance our needs principally from the following:

•	Revenue from operations.
•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the Company.

We do not have sufficient capital to carry on operations past March 2014, but we plan to raise at least $300,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.

We are pursuing potential equity financing and also other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2015, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for the fiscal years ended November 30, 2014 and 2013, including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Subsequent Events

New Agreement with C.S. Analytics LLC

On January 16, 2015 GreenPlex Services, Inc. executed an Agreement with C.S. Analytics LLC ("CSA").  Previously, Greenplex and CSA had executed an Option to Enter Into a Joint Venture agreement dated March 24, 2014.  Under the terms of the option agreement, GreenPlex had the option to enter into a 50/50 joint venture with CSA upon payment of $1,500,000 for the formation of the proposed joint venture.  The Option to Enter Into a Joint Ventures was superseded by a new agreement between GreenPlex and CSA.  Pursuant to the new agreement, the $305,000 advanced to CSA as a non-refundable deposit and a note in the amount of $20,000 plus accrued interest was converted to a 25% ownership interest in the operating laboratory located in Pullman, WA.  The laboratory located in Pullman, WA has received a license from the Washington State Liquor Control Board and is currently operating and testing cannabis and cannabis related products for growers and processors in the state of Washington.  The new contract provides an option to GreenPlex to purchase an additional 25% ownership interest in the Pullman laboratory for $300,000 for a period of 45 days.  This option was not executed and has not been extended.

Due to Related Party - 5% Holders

On February 25, 2015, a note payable was signed with IWJ Consulting Group, LLC for the principal amount of $100 with no interest thereon and a maturity date of February 11, 2016.  This was repaid on March 11, 2015.

On March 5, 2015, a note payable was signed with IWJ Consulting Group, LLC for the principal amount of $3,200 with no interest thereon and a maturity date of March 4, 2016.  This was repaid on March 10, 2015.

Notes Payable

On March 6, 2015, a note payable was signed with a third-party for the principal amount of $3,545 with 8% annual interest thereon and a maturity date of September 5, 2015.

Consulting Agreement

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.  The agreement was terminated soon. March of 2015, it was agreed by both parties that 200,000 additional shares will be issued with no further consideration. The total expenses amounted to $45,000 for the 300,000 common shares.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GreenPlex Services, Inc.

November 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GreenPlex Services, Inc.

We have audited the accompanying balance sheets of GreenPlex Services, Inc. (the “Company”) as of November 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year ended November 30, 2014 and the 11 months ended November 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the year ended November 30, 2014and the 11 months ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at November 30, 2014 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 17, 2015

GreenPlex Services, Inc.
Balance Sheets

	November 30, 2014	November 30, 2013

Assets
Current Assets
Cash	$ 14,984	$ 3,499
Accounts receivable, net of allowance of $1,546 and $0, respectively	10,674	5,060
Prepaid expenses	11,750	1,000
Total Current Assets	37,408	9,559

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(25,387)	(21,309)
Landscaping Equipment, net	534	4,612
Other Assets
Note receivable-Joint venture, including interest	20,728	-
Other Assets- JV investment	305,000	-
Total Other Assets	325,728	-

Total Assets	$ 363,670	$ 14,171

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$ 64,021	$ 15,363
Notes payable-related parties	61,450	-
Convertible notes payable	280,000	-
Sales tax payable	825	2,409
Accrued payroll liabilities	3,096	6,754
Total Current Liabilities	409,392	24,526

Total Liabilities	409,392	24,526

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,355,883 and 33,822,547 issued and outstanding, respectively	37,356	33,823
Additional paid-in capital	420,505	129,568
Accumulated deficit	(503,583)	(173,746)
Total Stockholders' Deficit	(45,722)	(10,355)

Total Liabilities and Stockholders' Deficit	$ 363,670	$ 14,171

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Year Ended	For the 11 Months Ended
	November 30, 2014	November 30, 2013

Revenues	$ 38,100	$ 42,905

Operating Expenses
Professional fees	60,968	15,927
Consulting fees	174,905	-
Salaries and compensation	64,112	36,076
Depreciation	4,078	4,232
General and administrative	53,302	10,879
Total Operating Expenses	357,365	67,114

Loss From Operations	(319,265)	(24,209)

Other Income (Expense)	1,316	-
Interest and Finance Charges	(11,888)	(674)

Loss Before Income Tax Provision	(329,837)	(24,883)
Income Tax Provision	-	-

Net Loss	$ (329,837)	$ (24,883)

Net Loss per Common Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,132,540	2,738,157

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statement of Changes in Stockholders’ (Deficit)
For the Year Ended November 30, 2014 and for the 11 Months Ended November 30,2013

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' (Deficit)
Balance, December 31, 2012	28,872,547	28,873	116,518	(148,863)	(3,472)

Shares issued for cash	1,925,000	1,925	5,075		7,000
Shares issued for notes payable	3,025,000	3,025	7,975		11,000
Net loss				(24,883)	(24,883)
Balance, November 30, 2013	33,822,547	33,823	129,568	(173,746)	(10,355)

Shares issued for notes payable	733,337	733	4,267		5,000
Shares issued for cash, $0.0068 per share	1,100,000	1,100	6,400		7,500
Shares issued for cash, $0.15 per share	1,399,999	1,400	208,600		210,000
Warrants issued for consulting services			24,870		24,870
Warrants issued in connection with note payable			2,100		2,100
Shares issued for services, $0.15 per share	300,000	300	44,700		45,000
Net loss				(329,837)	(329,837)
Balance, November 30, 2014	37,355,883	$ 37,356	$ 420,505	$ (503,583)	$ (45,722)

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Year Ended	For the 11 Months Ended
	November 30, 2014	November 30,2013

Cash Flow from Operating Activities
Net Loss	$ (329,837)	$ (24,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,078	4,232
Financing charges -warrants	2,100	-
Warrants issued for consulting services	24,870	-
Services paid by issuance of common stock	45,000
Changes in operating assets and liabilities:
Accounts receivable	(5,614)	(3,169)
Prepaid expenses	(10,750)	-
Accounts payable and accrued expenses	48,658	2,692
Sales tax payable	(1,584)	1,540
Accrued payroll liabilities	(3,658)	3,114
Net Cash Used in Operating Activities	(226,737)	(16,474)

Cash Flows from Investing Activities
Note receivable-Joint Venture	(20,728)	-
Other asset- JV investment	(305,000)	-
Net Cash Used in Investing Activities	(325,728)	-

Cash Flow from Financing Activities
Proceeds from short term convertible notes	285,000	11,000
Proceeds from short term notes from related parties	64,300	-
Payments on short term notes from related parties	(2,850)	-
Proceeds from sale of common stock	217,500	7,000
Net Cash Provided by Financing Activities	563,950	18,000

Net Change in Cash	11,485	1,526
Cash, Beginning of Period	3,499	1,973
Cash, End of Period	$ 14,984	$ 3,499

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Transactions
Common shares issued for conversion on notes payable	$ 5,000	$ 11,000
Services paid by issuance of common stock	$ 45,000	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

November 30, 2014 and 2013

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

Basis of Presentation

The Company’s financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was $1,546 and $0 allowance for doubtful accounts at November 30, 2014 or November 30, 2013, respectively.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended November 30, 2014 or 11 months ended November 30, 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive.

Potentially Outstanding Dilutive Common Shares
	For the Year Ended November 30, 2014	For the 11 Months Ended November 30, 2013
Warrants issued in connection with note payable	550,000	-

Warrants issued in connection with stock sales	699,999	-

Warrants issued in connection with consulting services	5,500,000	-

Total potentially outstanding dilutive common shares	6,749,999	-

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2014, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Landscaping Equipment

(i)

Impairment Test

The Company completed its annual impairment testing of landscaping equipment and determined that there was no impairment as the fair value of its landscaping equipment, substantially exceeded their carrying values at November 30, 2014.

(ii)

Depreciation Expense

Depreciation expense was $4,078 and $4,232 for the year ended November 30, 2014 and 11 months ended November 30, 2013, respectively.

Note 5 - Other Assets - Joint Venture Investment

On March 25, 2014, GreenPlex entered into an Option to Joint Venture agreement with C.S. Analytics LLC, ("CSA") pursuant to which GreenPlex agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CSA-Greenplex LLC.  Greenplex' director, Roy Matthew Haskin, is the Managing Member of CSA,  The purpose of the Joint Venture is to operate a cannabis testing facility in Pullman, Washington, and to expand to other states.  CSA is based in Temecula, California.  CSA is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.  The option agreement called for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution was to be made on or before July 31, 2014.  Upon formation of CSA-Greenplex LLC, CSA will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CSA-Greenplex LLC joint venture.  GreenPlex paid a $50,000 option fee with regard to the original option agreement.  As a consideration for extending the Option to Joint Venture first contribution deadline to October 1, 2014, Greenplex agreed to pay CSA Analytics LLC an additional $160,000 as a non-refundable deposit which was paid from May through September of 2014.  On November 6, 2014, Greenplex paid CS Analytics, LLC an additional $95,000 payment with regard to the original Option to Joint Venture agreement dated March 23, 2014.  An aggregate of $305,000 in option fees were paid by Greenplex, plus a loan in the amount of $20,000, for a total of $325,000 which is creditable towards the first tranche of capital contribution due from Greenplex at the closing of the Option to Joint Venture Agreement.  These funds would be non-refundable if the joint venture is not formalized.  This option was not formalized, but a new agreement was entered into described below.

On January 16, 2015 GreenPlex Services, Inc. executed an Agreement with C.S. Analytics LLC ("CSA").  Previously, Greenplex and CSA had executed an Option to Enter Into a Joint Venture agreement dated March 24, 2014.  Under the terms of the option agreement, GreenPlex had the option to enter into a 50/50 joint venture with CSA upon payment of $1,500,000 for the formation of the proposed joint venture.  The Option to Enter Into a Joint Ventures was superseded by a new agreement between GreenPlex and CSA.  Pursuant to the new agreement, the $305,000 advanced to CSA as a non-refundable deposit and a note in the amount of $20,000 plus accrued interest was converted to a 25% ownership interest in the operating laboratory located in Pullman, WA.  The laboratory located in Pullman, WA has received a license from the Washington State Liquor Control Board and is currently operating and testing cannabis and cannabis related products for growers and processors in the state of Washington.  The new contract provides an option to GreenPlex to purchase an additional 25% ownership interest in the Pullman laboratory for $300,000 for a period of 45 days.  This option was not executed and has not been extended.

The Management has evaluated if the investment has become impaired by discussions with management of the Investee Company, review of projections and budgets, and analysis of actual results. Based on this management believes that no valuation for impairment is necessary at this time.

Note 6 - Notes Payable

On April 8, 2014, the Company entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum due December 31, 2014.  The note's principal and interest are convertible at any time for common stock at the price of $0.027 per share. This note was extended to June 30, 2015.

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

On November 4, 2014, the Company entered into a definitive agreement with three unaffiliated accredited investors and executed three one-year convertible promissory notes relating to loans in the aggregate amount of $130,000 at 8% interest per annum.  The three notes' principal and interest are convertible at any time for common stock at the price of $0.15 per share.

Notes payable with related parties were disclosed in Note 7.

Note 7 – Related Party Transactions

Shares issued to Related Party - Affiliate

On December 31, 2012, a related party note holder, Director and over 5% shareholder Mr. Manuel Graiwer, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $5,412, into common shares of the Company at $0.0036 per share for an aggregate of 1,488,234 shares.

Shares issued to Related Party - 5% Holder

On December 31, 2012, a related party note holder, former Officer and over 5% shareholder Kyle Carlson, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $3,800, into common shares of the Company at $0.0036 per share for an aggregate of 1,045,000 shares.

On December 31, 2012, related party over note holder Sherry Edington converted all of the principal balance of their outstanding notes and related accrued interest, totaling $8,652, into common shares of the Company at $0.0036 per share for an aggregate of 2,379,300 shares.

On December 31, 2012, related party note holder IWJ Consulting Group, LLC, controlled by Jerod Edington, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $9,000, into common shares of the Company at $0.0036 per share for an aggregate of 2,475,000 shares.

On December 31, 2012, related party note holder Triax Capital Management, Inc. controlled by Joseph Edington converted all of the principal balance of their outstanding notes and related accrued interest, totaling $2,000, into common shares of the Company at $0.0036 per share for an aggregate of 550,000 shares.

In August 2014, related party Triax Capital Management, Inc. controlled by Joseph Edington purchased 550,000 shares from the Company at $0.0036 per share for an aggregate of $2,000.

On March 19, 2014, a creditor of Greenplex Services, Inc., related party Triax Capital Management, Inc. controlled by Joseph Edington, had outstanding loans due to them from Greenplex agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued up to March 19, 2014 was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.

Due to Related Party - Director

On March 25, 2014, the Company entered into a definitive agreement with Mr. Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  The due date of this was extended to June 30, 2015.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, Greenplex issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

Due to Related Party - 5% Holders

On January 31, 2014, a note payable was signed with related-party IWJ Consulting Group, LLC, controlled by Jerod Edington, for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015. $1,200 was repaid in cash on February 20, 2014. $400 was repaid on April 10, 2014.  No balance was due at November 30, 2014.

On February 7, 2014, a note payable was signed with related-party Triax Capital Management, Inc., controlled by Joseph Edington, for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.  No balance was due at November 30, 2014.

On March 7, 2014, a note payable was signed with related-party Triax Capital Management, Inc., controlled by Joseph Edington, for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.  No balance was due at November 30, 2014.

On March 19, 2014, related party creditor Triax Capital Management, Inc., controlled by Joseph Edington, that had outstanding loans due to them agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.    No balance was due at November 30, 2014.

On June 10, 2014, a note payable was signed with related-party Jerod Edington, for the principal amount of $1,200 with no interest thereon and a maturity date of December 31, 2014. It was extended to June 30, 2015.  On March 13, 2015, notes payable due in the amounts of $1,200 that was loaned on June 10, 2014 was returned.

On July 14, 2014, a note payable was signed with related-party IWJ Consulting Group, LLC, controlled by Jerod Edington, for the principal amount of $1,500 with no interest thereon and a maturity date of December 31, 2014.  It was extended to June 30, 2015. $1,250 was paid back on August 21, 2014 and the balance remaining at November 30, 2014 was $250.  This remaining $250 was repaid on March 11, 2015.

On March 11, 2015, notes payable due in the amounts of $100 from the February 25, 2015 note, $3,200 from the March 5, 2015 note, and $250 from the July 14, 2014 note, in an aggregate amount of $3,550 was returned to a related party lender, IWJ Consulting Group, LLC.

Accounting and Tax Services

Certain accounting and tax services are performed by accounting firm Murray & Josephson, CPAs, LLC, that is owned by Marty Murray, an officer and director of the Company.  As of November 30, 2014 the Company owes this accounting firm $16,934, which is included with accounts payable and accrued expenses, and $26,934 was included in the Company’s expenses for the year then ended.

Consulting Services

Key Financial Services, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of November 30, 2014 there are no amounts due to this entity, and $99,325 was included in the expenses for year then ended.  This shareholder was also a customer of the Company and received landscaping services totaling $4,690 and $2,850 for year ended November 30, 2014 and 11 months ended November 30, 2013, respectively.

Triax Capital Management, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  In the year ended November 30, 2014, the amount of consulting services invoiced was $5,440.  As of November 30, 2014 and 2013 there were no amounts due to this entity.

Luminarix Consulting Group, LLC, an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  In the year ended November 30, 2014, the amount of consulting services invoiced was $2,500.  As of November 30, 2014 and 2013, there were no amounts due to this entity.

Compensation of officers

The officers of the company did not receive compensation during the year ended November 30, 2014. Included in the financial statements, accounts payable and accrued expenses is $33,000 for the unpaid salaries.

Warrants Issued for Consulting Services

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant") a 5% shareholder, that was compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share The Company valued these warrants issued at $24,870 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $24,870 as additional paid-in capital on March 25, 2014 when the option to joint Venture agreement with C.S. Analytics LLC was executed.  Further disclosure is found in Note 9.

On March 25, 2014, the Company entered into a definitive agreement with affiliate Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, the Company has issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.0091 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

Option to Joint Venture agreement with C.S. Analytics LLC

Greenplex' director, Roy Matthew Haskin, is the Managing Member of C.S. Analytics LLC that executed an Option to Enter Into a Joint Venture with Greenplex on March 25, 2014, as described in Note 5.  A second agreement between these parties was executed on January 16, 2015, which is also described in Note 5

Sales and Accounts Receivable - Related Parties

For the year ended November 30, 2014 and the eleven months ended November 30, 2013, Greenplex had sales to 5% related parties in aggregate of $6,770 and $3,990, respectively.

At November 30, 2014 and November 30, 2013, Greenplex had accounts receivable for services to 5% related parties in aggregate of $3,601 and $502, respectively.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the April 15, 2014 11:1 forward Stock Split.

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

In September through November 2014, the Company entered into a five definitive agreements relating to the private placement of an aggregate of $100,000 of its securities through the sale of 666,666 shares of its common stock at $0.15 per share to an investor.  Also issued as consideration for the investment were 333,333 three year warrants exercisable at $.60 per share.  If at any time after a year, the common stock of the Company trades and closes at a price of more than $.75 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.  The agreement was terminated and it was agreed by both parties that 200,000 additional shares would be issued to Uptick with no further consideration, for an aggregate of 300,000 shares issued to Uptick.  Greenplex recorded $45,000 consulting fee for the period ended November 30, 2014 as a result of the termination.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the years ended November 30, 2014 or 11 months ended November 30, 2013.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

March 25, 2014
Expected option life (year)	2

Expected volatility	100.00%

Risk-free interest rate	0.45%

Dividend yield	0.00%

Stock Price	$0.0068

Warrants Issued in connection with Note

On March 25, 2014, the Company entered into a definitive agreement with affiliate Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, the Company has issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.0091 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

March 25, 2014
Expected option life (year)	3

Expected volatility	100.00%

Risk-free interest rate	0.92%

Dividend yield	0.00%

Stock Price	$0.0068

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

In September 2014, the Company entered into definitive stock purchase agreements with four individuals totaling $70,000.  As a consideration of the stock purchases, the Company has issued three years callable stock purchase warrants to purchase 233,333 shares of restricted common stock at $0.60 per share.  The Company valued these warrants issued at $0.01 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $1,535 as additional paid-in capital.

In November 2014, the Company entered into definitive stock purchase agreements with one individuals totaling $30,000.  As a consideration of the stock purchases, the Company has issued three years callable stock purchase warrants to purchase 100,000 shares of restricted common stock at $0.60 per share.  The Company valued these warrants issued at $0.01 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $655 as additional paid-in capital.

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

	August 2014	September 2014	November 2014
Expected option life (year)	3	3	3

Expected volatility	100%	51%	51%

Risk-free interest rate	0.93-0.98%	0.99-1.06%	0.96%

Dividend yield	0.00%	0.00%	0.00%

Stock Price	$0.0068	$0.1500	$0.1500

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, November 30, 2013	0	$0	$0	$0	$-
Granted	6,749,999	0.0036-0.60	0.066	29,206	255,200
Canceled	0				-
Exercised	0				-
Expired	0				-
Balance, November 30, 2014	6,749,999	0.0036-0.60	0.066	29,206	$255,200

Earned and exercisable, November 30, 2014	6,749,999	$0.0036-0.60	$0.066	$29,206	$255,200

Unvested, November 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of November 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0091	550,000	2.32	$0.0091	550,000	2.32	$0.0091
$0.00364	5,500,000	1.25	$0.00364	5,500,000	1.25	$0.00364
$0.60	699,999	2.77	0.60	699,999	2.77	0.60

Note 9 – Income Tax Provision

Deferred Tax Assets

At November 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $473,000 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $170,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $111,346 and $8,461 for the year ended November 30, 2014 and 11 months ended November 30, 2013, respectively.

Components of deferred tax assets are as follows:

	November 30, 2014	November 30, 2013
Expected income tax benefit from NOL carry-forwards	170,000	59,074
Less valuation allowance	(170,000)	(59,074)
Deferred tax assets, net of valuation allowance	-	-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Federal statutory income tax rate	34%	34%
Change in valuation allowance on net operating loss carry-forwards	(34)%	(34)%
Effective income tax rate	0%	0%

Note 10 – Concentrations

Customer and Credit Concentrations

Customer concentrations for the year ended November 30, 2014 and 11 months ended November 30, 2013 are as follows:

	Net Sales for	Net sales for the 11
	Year Ended	Months Ended	Accounts Receivable At
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Customer A	20.9%	11.4%	31.1%	0.0%
Customer B	4.7%	16.4%	0.0%	0.0%
Customer C	18.3%	14.4%	6.23%	36.0%
Customer D	0.0%	15.7%	12.7%	31.0%
Customer E	12.3%	0.0%	23.73%	0.0%

Total	56.1%	57.9%	73.75%	67.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

New Agreement with C.S. Analytics LLC

On January 16, 2015 GreenPlex Services, Inc. executed an Agreement with C.S. Analytics LLC ("CSA").  Previously, Greenplex and CSA had executed an Option to Enter Into a Joint Venture agreement dated March 24, 2014.  Under the terms of the option agreement, GreenPlex had the option to enter into a 50/50 joint venture with CSA upon payment of $1,500,000 for the formation of the proposed joint venture.  The Option to Enter Into a Joint Ventures was superseded by a new agreement between GreenPlex and CSA.  Pursuant to the new agreement, the $305,000 advanced to CSA as a non-refundable deposit and a note in the amount of $20,000 plus accrued interest was converted to a 25% ownership interest in the operating laboratory located in Pullman, WA.  The laboratory located in Pullman, WA has received a license from the Washington State Liquor Control Board and is currently operating and testing cannabis and cannabis related products for growers and processors in the state of Washington.  The new contract provides an option to GreenPlex to purchase an additional 25% ownership interest in the Pullman laboratory for $300,000 for a period of 45 days.  This option was not executed and has not been extended.

Due to Related Party - 5% Holders

On February 25, 2015, a note payable was signed with IWJ Consulting Group, LLC controlled by Jerod Edington for the principal amount of $100 with no interest thereon and a maturity date of February 11, 2016.  This was repaid on March 11, 2015.

On March 5, 2015, a note payable was signed with IWJ Consulting Group, LLC controlled by Jerod Edington for the principal amount of $3,200 with no interest thereon and a maturity date of March 4, 2016.  This was repaid on March 11, 2015.

Notes Payable

On March 6, 2015, a note payable was signed with a third-party for the principal amount of $3,545 with 8% annual interest thereon and a maturity date of September 5, 2015.

Consulting Agreement

Per a six month consulting agreement with Uptick Capital, LLC, entered into on September 2, 2014, 100,000 common shares for services was issued to them on September 16, 2014, and twenty five thousand dollars worth of restricted shares will be issued to them per month based on the average closing price of the last three days of the prior month.  The agreement was terminated and in March of 2015, it was agreed by both parties that only 200,000 additional shares will be issued with no further consideration.  The total expenses amounted to $45,000 for the 300,000 common shares.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of November 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of November 30, 2014 because fundamental elements of an effective control environment were not present as of November 30, 2014, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2013.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of November 30, 2014.

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

Changes In Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended November 30, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors, and significant employees of GreenPlex Services are as follows:

Name	Position Held with The Company	Age	Date First Elected or Appointed
Victor Foia	President, Chief Executive Officer & Director	68	April 30, 2014
Marty Murray	Chief Financial Officer, Treasurer, & Director	37	April 30, 2014
Mark Hutchison	Secretary & Director	48	April 30, 2014
Manuel Graiwer	Director	72	April 30, 2014
Roy Matthew Haskin	Director	44	April 30, 2014
Bruce Gillis	Director	67	April 30, 2014
Kurt Boehl	Director	46	June 17, 2014

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

Victor T. Foia - CEO, President & Director.  Mr. Foia earned a Bachelor’s Degree in Engineering and Computer Science from the University of Illinois in 1973 and a Master’s Degree in International Management from the University of Dallas in 1994.  He brings to Greenplex over thirty years of diverse international managerial experience primarily in the telecommunications and computers industry.  The companies he worked for in the USA, France, and Finland include GTE, ITT International, Rockwell International, Aeronautical Radio, and NEC.  It was at NEC, where Mr. Foia spent the last twenty-five years of his career before coming out of retirement to become the CEO of Greenplex.  From 2001 to 2010 he served as the CEO of Active Voice, LLC , a NEC subsidiary.

Mr. Foia's senior management responsibilities spanned over organizations with hundreds of high-tech industry professionals deployed over three continents, North America, Europe, and Australia.  Under his leadership, these personnel provided telecommunications equipment and engineering services to tens of thousands of corporate clients, affecting directly and indirectly nearly one billion dollars in annual sales.  In 2000, Mr. Foia led the expansion of NEC’s SW development capabilities by the creation of the first outsource development operation, the Romanian Development Center (RDC).  RDC employed more than one hundred software designers and operated very successfully for a decade, serving as the model for subsequent NEC SW outsourcing initiatives in India, China, and Australia.  From 2002 – 2005, he was instrumental in spearheading NEC’s acquisition of the Netherland Philips Corporation telecommunication division.  This enabled NEC to penetrate the European telecommunication market and ultimately develop new business generating sales in the range of 500 million Euro.

Mark C. Hutchison - Director, Vice President of Operations, Secretary, and Director.  Since 2002, Mr. Hutchison has owned his own consulting firm that specialized in the design, integration, engineering, project management and construction of several indoor medical marijuana growing operations and multiple outdoor farms in Mendicino County, California.  Mark is a master grower and has vast experience with every aspect of marijuana growing industry.  Mark will supervise all infrastructure build out contracts for Greenplex.

Martin F. Murray CPA, MBA -- CFO, Treasurer & Director.  Mr. Murray is a founder and managing partner of Murray and Josephson, CPAs, LLC.  Previously, he was an audit manager with Eisner LLP, one of the northeast’s leading regional accounting firms.  His clients have included Michael Bloomberg, Christy Turlington and Academy Award-winning director George Roy Hill.  He is a member of the tax section of the American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants, where he served on the health care committee.  Mr. Murray earned his MBA in taxation from Baruch College, where he also earned his BBA in Accountancy.

Manuel F. Graiwer, Esq. - Director.  Mr. Graiwer is a managing director of Graiwer & Kaplan, a professional law corporation in Los Angeles, California.  Mr. Graiwer received his B.Sc. degree from the University of California in Los Angeles and J.D. degree from the University of California Davis School of law.  In 1975, Mr. Graiwer was admitted to the Supreme Court of the USA.  He was former Pro Tempore Judge for the Workers Compensation Appeals Board and an Arbitrator, American Arbitration Association.  Mr. Graiwer is a member of the California Bar Association, California Trial Lawyers and California Applicant Attorney Association.  Since 1994, Mr. Graiwer has managed a private venture capital group focusing on small cap biopharmaceutical and resources companies.

Bruce Gillis MD - Director.  Dr. Gillis received his B.A. degree in Chemistry from the University of Illinois in 1969; his Doctor of Medicine degree from the University of Illinois in 1974; and a Master of Public Health degree from Harvard University in 1974.  Dr. Gillis has been a practicing physician since 1977.  From 1981 to 1983 he served as the CEO of Med-Tox Associates, Ecologics and Quanteq Laboratories.  He also served that the CEO of The Cytokine Institute from 2005 to 2010.  From 2010 to present Dr. Gillis has been the CEO and principal shareholder of EpicGenetics, Inc., which operates a CLIC certified and CAP accredited laboratory.

Roy Matthew Haskins - Director.  From 2010 – Present, Mr. Haskins has been the cofounder and President of C.S. Analytics, LLC (CannaSafe Analytics).  CannaSafe Analytics established the nation’s first ISO/IEC  17025:2005 accredited cannabis laboratory.  His duties at CannaSafe include scientific development and coordination (methodologies, SOP’s, R&D), brand development, marketing, quality systems management, compliance and technical analyst.  From 2009 – to the present he has been a Partner and Senior Vice President for Coldwell Banker Commercial Sudweeks Group, specializing in commercial investments and land entitlements.  From 2007 – 2009 he was a director at KSI Capital, where his duties included underwriting development, investment analytics, site analysis and due diligence.  From 2001 – 2007 he was the General partner of Terra Nostra Consultants, a private company whose business focused on real estate development and investing in real estate.

Kurt Boehl – Director.  Mr. Boehl received his B.A. degree in 1996 from Metropolitan State University located in Denver, Colorado and his J.D. degree from Seattle University School of Law in 2005. Mr. Boehl is founder and managing partner of the KB Law Group PLLC, a professional law corporation in Seattle, WA. Mr. Boehl is a member of the National Trial Lawyers. For the past five years, he has been selected as a Rising Star by Washington Law and Politics Magazine. The KB Law Group has received the prestigious Martindale Hubbell AV rating and is ranked Superb by the AVVO attorney rating service. Mr. Boehl is one of the original drafters of Initiative I502, Washington's legal marijuana law. He is frequent speaker on cannabis law, and consults with a number of canna-businesses in Washington State.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. GreenPlex does currently have a written audit committee charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3 or a timely Form 4.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the last two fiscal years to our Chief Executive Officer who is also our Chief Financial Officer (the “Named Executive Officer”).  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years ended November 30, 2014 or November 30, 2013.  The disclosure covers all compensation awarded to, earned by, or paid to the named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Victor Foia Pres, CEO, Dir	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Martin Murray Treas, CFO, Dir	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Kyle W. Carlson Pres, Treas, Sec, CEO, CFO, & Chairman	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Narrative Disclosure to Summary Compensation Table

Victor Foia and Martin Murray have not entered into formal written employment agreement with GreenPlex.

Outstanding Equity Awards at Fiscal Year End

Our named executive officer has not been granted any equity compensation, including option grants, as of November 30, 2014.

Compensation of Directors

The officers of the company did not receive compensation during the year ended November 30, 2014 or 2013.  Included in the financial statements, accounts payable and accrued expenses is $33,000 for the unpaid salaries.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and there has been no executive officer compensation during the fiscal years ended November 30, 2014 or 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 16, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 37,355,883 shares of common stock outstanding as of March 16, 2015.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 16, 2014, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is: 2525 E. 29th Ave. Ste. 10-B Spokane, WA 99223.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Victor Foia - CEO, President & Director (1,2)	1,000,000	2.68%
Marty Murray - CFO, Treasurer & Director (1,3)	400,000	1.07%
Mark Hutchison - Secretary & Director (1,4)	250,000	0.67%
Manuel Graiwer - Director (1,5)	2,863,234	7.66%
Roy Matthew Haskin - Director (1,6)	250,000	0.67%
Kurt Boehl - Director (1,7)	250,000	0.67%
Bruce Gillis - Director (1,8)	250,000	0.67%
IWJ Consulting Group, LLC (9) 2910 E. 57th Ave. Ste. 5 PMB 335 Spokane, WA 99223	7,975,000	21.35%
Kyle W. Carlson - Former Pres., Treas., Sec., CEO & CFO (1,10)	3,245,000	8.69%
Andrew Christman - Former VP & Director (1,11)	2,200,000	5.89%
Triax Capital Management, Inc. & Sherry Edington (12) 2910 E. 57th Ave. Ste 5 PMB 335 Spokane, WA 99223	3,612,637	9.67%
Peter Swan Investment-Consulting Ltd. (13) Unit 2002, Sino Plaza 255-257 Gloucester Road Causeway Bay, Hong Kong	2,337,500	6.26%
Executive officers and directors as a group 7 persons (14)	4,713,234	12.62%
(1)		The address of each person is care of GreenPlex Services, Inc.
(2)		The holdings of Mr. Foia include 1,000,000 shares of common stock.
(3)		The holdings of Mr. Murray include 400,000 shares of common stock.
(4)		The holdings of Mr. Hutchison include 250,000 shares of common stock.
(5)		The holdings of Mr. Graiwer include 2,313,234 shares of common stock and 550,000 warrants exercisable for shares.
(6)		The holdings of Mr. Haskin include 250,000 shares of common stock.
(7)		The holdings of Mr. Boehl include 250,000 shares of common stock.
(8)		The holdings of Mr. Gillis include 250,000 shares of common stock.
(9)

IWJ Consulting Group (IWJ) is beneficially owned solely by Jerod Edington.  IWJ owns 2,475,000 shares and has an option on an additional 5,500,000 shares through a consulting agreement as disclosed in the company's periodic report on Form 8-K filed on March 7, 2014; Exhibit 10.1

(10)		The holdings of Mr. Carlson include 3,245,000 shares of common stock.
(11)		The holdings of Mr. Christman include 2,200,000 shares of common stock.
(12)		The holdings of Triax Capital Management include 1,833,337 shares of common stock. Joseph Edington is the beneficial owner. Mr. Edington's wife, Sherry Edington, owns 1,779,300 shares.
(13)		Peter Swan Investment-Consulting Ltd. is beneficially owned by Peter Schmid and owns 2,337,500 shares of common stock.
(14)		The holdings of the executive officers and directors as a group include an aggregate of 4,713,234 shares of common stock as of March 16, 2015.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of November 30, 2014.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Shares issued to Related Party - Affiliate

On December 31, 2012, a related party note holder, Director and over 5% shareholder Mr. Manuel Graiwer, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $5,412, into common shares of the Company at $0.0036 per share for an aggregate of 1,488,234 shares.

Shares issued to Related Party - 5% Holder

On December 31, 2012, a related party note holder, former Officer and over 5% shareholder Kyle Carlson, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $3,800, into common shares of the Company at $0.0036 per share for an aggregate of 1,045,000 shares.

On December 31, 2012, related party over note holder Sherry Edington converted all of the principal balance of their outstanding notes and related accrued interest, totaling $8,652, into common shares of the Company at $0.0036 per share for an aggregate of 2,379,300 shares.

On December 31, 2012, related party note holder IWJ Consulting Group, LLC, controlled by Jerod Edington, converted all of the principal balance of their outstanding notes and related accrued interest, totaling $9,000, into common shares of the Company at $0.0036 per share for an aggregate of 2,475,000 shares.

On December 31, 2012, related party note holder Triax Capital Management, Inc. controlled by Joseph Edington converted all of the principal balance of their outstanding notes and related accrued interest, totaling $2,000, into common shares of the Company at $0.0036 per share for an aggregate of 550,000 shares.

In August 2014, related party Triax Capital Management, Inc. controlled by Joseph Edington purchased 550,000 shares from the Company at $0.0036 per share for an aggregate of $2,000.

On March 19, 2014, a creditor of Greenplex Services, Inc., related party Triax Capital Management, Inc. controlled by Joseph Edington, had outstanding loans due to them from Greenplex agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued up to March 19, 2014 was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.

Due to Related Party - Director

On March 25, 2014, the Company entered into a definitive agreement with Mr. Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  The due date of this was extended to June 30, 2015.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, Greenplex issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

Due to Related Party - 5% Holders

On January 31, 2014, a note payable was signed with related-party IWJ Consulting Group, LLC, controlled by Jerod Edington, for the principal amount of $1,600 with no interest thereon and a maturity date of January 31, 2015. $1,200 was repaid in cash on February 20, 2014. $400 was repaid on April 10, 2014.  No balance was due at November 30, 2014.

On February 7, 2014, a note payable was signed with related-party Triax Capital Management, Inc., controlled by Joseph Edington, for the principal amount of $4,000 with no interest thereon and a maturity date of February 7, 2015.  No balance was due at November 30, 2014.

On March 7, 2014, a note payable was signed with related-party Triax Capital Management, Inc., controlled by Joseph Edington, for the principal amount of $1,000 with no interest thereon and a maturity date of March 7, 2015.  No balance was due at November 30, 2014.

On March 19, 2014, related party creditor Triax Capital Management, Inc., controlled by Joseph Edington, that had outstanding loans due to them agreed to convert their loans due plus any accrued interest into common shares of stock at a conversion rate of $0.0068 per share.  The total outstanding loans in aggregate were $5,000 and the aggregate interest accrued was $0.  A total of 733,337 shares in aggregate were issued in exchange for the loans due.    No balance was due at November 30, 2014.

On June 10, 2014, a note payable was signed with related-party Jerod Edington, for the principal amount of $1,200 with no interest thereon and a maturity date of December 31, 2014. It was extended to June 30, 2015.  On March 13, 2015, notes payable due in the amounts of $1,200 that was loaned on June 10, 2014 was returned.

On July 14, 2014, a note payable was signed with related-party IWJ Consulting Group, LLC, controlled by Jerod Edington, for the principal amount of $1,500 with no interest thereon and a maturity date of December 31, 2014.  It was extended to June 30, 2015. $1,250 was paid back on August 21, 2014 and the balance remaining at November 30, 2014 was $250.  This remaining $250 was repaid on March 11, 2015.

On March 11, 2015, notes payable due in the amounts of $100 from the February 25, 2015 note, $3,200 from the March 5, 2015 note, and $250 from the July 14, 2014 note, in an aggregate amount of $3,550 was returned to a related party lender, IWJ Consulting Group, LLC.

Accounting and Tax Services

Certain accounting and tax services are performed by accounting firm Murray & Josephson, CPAs, LLC, that is owned by Marty Murray, an officer and director of the Company.  As of November 30, 2014 the Company owes this accounting firm $16,934, which is included with accounts payable and accrued expenses, and $26,934 was included in the Company’s expenses for the year then ended.

Consulting Services

Key Financial Services, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of November 30, 2014 there are no amounts due to this entity, and $99,325 was included in the expenses for year then ended.  This shareholder was also a customer of the Company and received landscaping services totaling $4,690 and $2,850 for year ended November 30, 2014 and 11 months ended November 30, 2013, respectively.

Triax Capital Management, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  In the year ended November 30, 2014, the amount of consulting services invoiced was $5,440.  As of November 30, 2014 and 2013 there were no amounts due to this entity.

Luminarix Consulting Group, LLC, an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  In the year ended November 30, 2014, the amount of consulting services invoiced was $2,500.  As of November 30, 2014 and 2013, there were no amounts due to this entity.

Compensation of officers

The officers of the company did not receive compensation during the year ended November 30, 2014. Included in the financial statements, accounts payable and accrued expenses is $33,000 for the unpaid salaries.

Warrants Issued for Consulting Services

On March 3, 2014, the Company entered into a definitive consulting agreement relating to the use of services from IWJ Consulting Group, LLC ("Consultant") a 5% shareholder, that was compensated by the issuance of a two-year option to purchase up to 5,500,000 shares of restricted common stock at $.0036 per share The Company valued these warrants issued at $24,870 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $24,870 as additional paid-in capital on March 25, 2014 when the option to joint Venture agreement with C.S. Analytics LLC was executed.  Further disclosure is found in Note 9.

On March 25, 2014, the Company entered into a definitive agreement with affiliate Manuel Graiwer and executed a ninety day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, the Company has issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.0091 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital.

Option to Joint Venture agreement with C.S. Analytics LLC

Greenplex' director, Roy Matthew Haskin, is the Managing Member of C.S. Analytics LLC that executed an Option to Enter Into a Joint Venture with Greenplex on March 25, 2014, as described in Note 5.  A second agreement between these parties was executed on January 16, 2015, which is also described in Note 5

Sales and Accounts Receivable - Related Parties

For the year ended November 30, 2014 and the eleven months ended November 30, 2013, Greenplex had sales to 5% related parties in aggregate of $6,770 and $3,990, respectively.

At November 30, 2014 and November 30, 2013, Greenplex had accounts receivable for services to 5% related parties in aggregate of $3,601 and $502, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant, Li and Company, PC, for audit services rendered during the fiscal years ended November 30, 2014 and 2013, are set forth in the row described as "Audit Fees" in the table below:

Fee Category	Year ended November 30, 2014	Year ended November 30, 2013
Audit fees (1)	$13,000	$9,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-
Total fees	$13,000	$9,000

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

PART IV

ITEM 15.   EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Form of Subscription Agreement 2009 (1)

4.2	Form of 2010 Stock Purchase Agreement (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Previously filed with the SEC in Form S-1 on April 8, 2010, file number 333-165951, which exhibit is incorporated herein by reference.
(2)	Previously filed with the SEC in Form 8-K on July 23, 2010, file number 000-54046, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

March 24, 2015	By:	/s/ Victor Foia
Victor Foia Chief Executive Officer, President (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 24th day of March, 2015.

Signature	Title

/s/ Victor Foia	Chief Executive Officer, President and Director
Victor Foia	(Principal Executive Officer)

/s/ Martin Murray	Chief Financial Officer, Treasurer and Director
Martin Murray	(Principal Financial and Accounting Officer)