Form 10-Q
period 2015-02-28
GreenPlex Services, Inc.
filed 2015-04-24
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2015.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of April 23, 2015: 38,022,550* shares

(*this figure takes into account a 11-for-1 stock split after the report period which was effectuated on April 15, 2014)

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	February 28, 2015	November 30, 2014
	(Unaudited)
Assets
Current Assets
Cash	$ 60	$ 14,984
Accounts receivable, net of allowance of $1,546	9,959	10,674
Prepaid expenses	1,832	11,750
Total Current Assets	11,851	37,408

Landscaping Equipment
Landscaping equipment	25,921	25,921
Less: accumulated depreciation	(25,921)	(25,387)
Landscaping Equipment, net	-	534
Other Assets
Note receivable-Joint venture, including interest	20,929	20,728
Other Assets- JV investment	305,000	305,000
Total Other Assets	325,929	325,728

Total Assets	$ 337,780	$ 363,670

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$ 116,033	$ 64,021
Notes payable-related party	61,550	61,450
Convertible notes payable	280,000	280,000
Sales tax payable	-	825
Accrued payroll liabilities	1,961	3,096
Total Current Liabilities	459,544	409,392

Total Liabilities	459,544	409,392

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,355,883 issued and outstanding	37,356	37,356
Additional paid-in capital	420,505	420,505
Accumulated deficit	(579,625)	(503,583)
Total Stockholders' Deficit	(121,764)	(45,722)

Total Liabilities and Stockholders' Deficit	$ 337,780	$ 363,670

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Operations

	For the Three Months Ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)
Revenues	$ -	$ -

Operating Expenses
Professional fees	28,351	645
Consulting fees	23,768	-
Salaries and compensation	12,000	203
Depreciation	534	2,337
General and administrative	5,179	378
Total Operating Expenses	69,832	3,563

Loss From Operations	(69,832)	(3,563)

Other Income (Expense)	-	1,316
Interest and Finance Charges	(6,210)	(638)

Loss Before Income Tax Provision	(76,042)	(2,885)
Income Tax Provision	-	-

Net Loss	$ (76,042)	$ (2,885)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	37,355,883	33,822,547

See accompanying notes to the financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net Loss	$ (76,042)	$ (2,885)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	534	2,337
Interest receivable-Joint Venture	(201)	-
Changes in operating assets and liabilities:
Accounts receivable	715	1,956
Prepaid expenses	9,918	-
Accounts payable and accrued expenses	52,012	(2,571)
Sales tax payable	(825)	(1,775)
Accrued payroll liabilities	(1,135)	(3,618)
Net Cash Used in Operating Activities	(15,024)	(6,556)

Cash Flow from Financing Activities
Proceeds from short term convertible notes	-	5,600
Proceeds from short term notes from related party	100	-
Payments on short term notes from related party	-	(1,200)
Net Cash Provided by Financing Activities	100	4,400

Net Change in Cash	(14,924)	(2,156)
Cash, Beginning of Period	14,984	3,499
Cash, End of Period	$ 60	$ 1,343

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

GreenPlex Services, Inc.

February 28, 2015 and 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the transitional period ended November 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2015.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was $1,546 allowance for doubtful accounts at February 28, 2015 and November 30, 2014.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) ; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2015 or the year ended November 30, 2014.

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

Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended February 28, 2015	For the Interim Period Ended February 28, 2014
Warrants issued in connection with note payable	550,000	0

Warrants issued in connection with stock sales	699,999	0

Warrants issued in connection with consulting services	5,500,000	0

Total potentially outstanding dilutive common shares	6,749,999	0

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815):

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

?

Eliminating the presumption that a general partner should consolidate a limited partnership.

?

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

?

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

?

Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

?

Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2015, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(ii)

Depreciation Expense

Depreciation expense was $534 and $2,337 for the three months ended February 28, 2015 and 2014, respectively.

Note 5 - Other Assets - Joint Venture Investment

On March 24, 2014, GreenPlex entered into an Option to Joint Venture agreement with C.S. Analytics LLC, ("CSA") pursuant to which GreenPlex agreed to contribute a total of One Million Five Hundred Thousand Dollars as its capital contribution to a fifty-fifty joint venture to be organized and referred to as the CSA-Greenplex LLC.  Greenplex' director, Roy Matthew Haskin, is the Managing Member of CSA,  The purpose of the Joint Venture is to operate a cannabis testing facility in Pullman, Washington, and to expand to other states.  CSA is based in Temecula, California.  CSA is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.  The option agreement called for the contributions to be made in two $750,000 increments by Greenplex prior to August 24, 2014.  The first contribution was to be made on or before July 31, 2014.  Upon formation of CSA-Greenplex LLC, CSA will contribute certain business assets, know-how, diagnostic testing know-how and proprietary intellectual property to the CSA-Greenplex LLC joint venture.  GreenPlex paid a $50,000 option fee with regard to the original option agreement.  As a consideration for extending the Option to Joint Venture first contribution deadline to October 1, 2014, Greenplex agreed to pay CSA Analytics LLC an additional $160,000 as a non-refundable deposit which was paid from May through September of 2014.  On November 6, 2014, Greenplex paid CS Analytics, LLC an additional $95,000 payment with regard to the original Option to Joint Venture agreement dated March 23, 2014.  An aggregate of $305,000 in option fees were paid by Greenplex, plus a loan in the amount of $20,000, for a total of $325,000 which is creditable towards the first tranche of capital contribution due from Greenplex at the closing of the Option to Joint Venture Agreement.  These funds would be non-refundable if the joint venture is not formalized.  This option was not formalized, but a new agreement was entered into described below.

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

Note 6 – Convertible Notes Payable

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

On October 31, 2014, the Company entered into a definitive agreement with an unaffiliated accredited investor and executed a convertible promissory notes relating to a loans in the amount of $50,000 at 8% interest per annum.  The note's principal and interest are convertible at any time for common stock at the price of $0.15 per share.  The note expired March 31, 2015, and has not been extended.

On November 4, 2014, the Company entered into a definitive agreement with two unaffiliated accredited investors and executed two convertible promissory notes relating to loans in the aggregate amount of $80,000 at 8% interest per annum.  The two notes' principal and interest are convertible at any time for common stock at the price of $0.15 per share.  The notes expired March 30, 2015 and have not been extended.

Notes payable with related parties are disclosed in Note 7.

Note 7 - Related Party Transactions

Shares issued to Related Party - 5% Holder

In August 2013, related party Triax Capital Management, Inc. controlled by Joseph Edington purchased 550,000 shares from the Company at $0.0036 per share for an aggregate of $2,000.

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

Due to Related Party - 5% Holders

On June 10, 2014, a note payable was signed with related-party Jerod Edington, for the principal amount of $1,200 with no interest thereon and a maturity date of December 31, 2014. It was extended to June 30, 2015.  On March 12, 2015, notes payable was returned.

On July 14, 2014, a note payable was signed with related-party IWJ Consulting Group, LLC, controlled by Jerod Edington, for the principal amount of $1,500 with no interest thereon and a maturity date of December 31, 2014.  It was extended to June 30, 2015. $1,250 was paid back on August 21, 2014 and the balance remaining at November 30, 2014 was $250.  This remaining $250 was repaid on March 10, 2015.

On February 25, 2015, a note payable was signed with IWJ Consulting Group, LLC controlled by Jerod Edington for the principal amount of $100 with no interest thereon and a maturity date of February 11, 2016.  This was repaid on March 10, 2015.

Accounting and Tax Services

Certain accounting and tax services are performed by accounting firm Murray & Josephson, CPAs, LLC, that is owned by Marty Murray, an officer and director of the Company.  As of February 28, 2015 and November 30, 2014, the Company owes this accounting firm $29,438 and $16,934, respectively, which is included with accounts payable and accrued expenses, and $12,504 was included in the Company’s expenses for the three months ended February 28, 2015.

Consulting Services

Key Financial Services, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of February 28, 2015 and November 30, 2014, the Company owes this firm $5,250 and has a credit of $10,750, respectively, which is included with accounts payable and accrued expenses.  $24,000  and $0 were included in the expenses for the three months ended February 28, 2015 and 2014, respectively.  This shareholder was also a customer of the Company and received landscaping services totaling $0 and $0 for three months ended February 28, 2015 and 2014, respectively.

Triax Capital Management, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of February, 28, 2015 and November 30, 2014, there were no amounts due to this entity.  In the three months ended February 28, 2015 and 2014, the amount of consulting services invoiced was $0 and $0, respectively.

Luminarix Consulting Group, LLC, an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of February, 28, 2015 and November 30, 2014, there were no amounts due to this entity.  In the three months ended February 28, 2015 and 2014, the amount of consulting services invoiced was $0 and $0.

Compensation of officers

The officers of the company did not receive compensation during the quarter ended February 28, 2014 or the year ended November 30, 2014. Included in the financial statements, accounts payable and accrued expenses is $45,000 for the unpaid salaries at February 28, 2015.

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

For the three months ended February 28, 2015 and 2014, Greenplex had sales to 5% related parties in aggregate of $0 and $0, respectively.

At February 28, 2015 and November 30, 2014, Greenplex had accounts receivable for services to 5% related parties in aggregate of $3,601 and $3,601, respectively.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s Non-Qualified Stock Option Plan for the quarter ended February 18, 2014 or the year ended November 30, 2014.

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

The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following assumptions:

	August 2014	September 2014	November 2014
Expected option life (year)	3	3	3

Expected volatility	100%	51%	51%

Risk-free interest rate	0.93-0.98%	0.99-1.06%	0.96%

Dividend yield	0.00%	0.00%	0.00%

Stock Price	$0.0068	$0.1500	$0.1500

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, November 30, 2013	0	$0	$0	$0	$-
Granted	6,749,999	0.0036-0.60	0.066	29,206	882,695
Canceled	0				-
Exercised	0				-
Expired	0				-
Balance, November 30, 2014	6,749,999	0.0036-0.60	0.066	29,206	$882,695
Granted	0				-
Canceled	0				-
Exercised	0				-
Expired	0				-
Balance, February 28, 2015	6,749,999	0.0036-0.60	0.066	29,206	$882,695

Earned and exercisable, February 28, 2015	6,749,999	$0.0036-0.60	$0.066	$29,206	$882,695

Unvested, February 28, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of February 28, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0091	550,000	2.07	$0.0091	550,000	2.07	$0.0091
$0.00364	5,500,000	1.07	$0.00364	5,500,000	1.07	$0.00364
$0.60	699,999	2.52	0.60	699,999	2.52	0.60

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Due from Related Party - Director

On April 7, 2015, the Company loaned C.S. Analytics, LLC $25,000 at 6% interest for a period of 180 days.  Our Director Matthew Haskins is the president of C.S. Analytics, LLC.

Due to Related Party - 5% Holders

On February 25, 2015, a note payable was signed with IWJ Consulting Group, LLC controlled by Jerod Edington for the principal amount of $100 with no interest thereon and a maturity date of February 11, 2016.  This was repaid on March 10, 2015.

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

Consulting Agreement - Uptick Capital

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

Consulting Agreement - Walla Walla Grow, LLC

On April 7, 2015, GreenPlex Services, Inc., ("GreenPlex") entered into an Equipment Rental, Infrastructure Build Out, Staffing Services and Consulting Agreement with Walla Walla Grow LLC, (WWG) an unrelated party.  The agreement calls for Greenplex to undertake the construction of a Washington State Initiative 502 Tier 2 outdoor marijuana growing operation near the town of Washtucna, WA.  The projected cost of the project is $300,000.  $12,000 monthly payment to GreenPlex from WWG will begin in January of 2016 and continue for a period of 120 months.  The monthly payment schedule will be finalized when the project has been completed.

Issuance of Common Stock and Warrants

On April 9, 2015, GreenPlex entered into a definitive stock purchase agreements with one unaffiliated accredited investors who collectively purchased 666,667 shares of restricted common stock at $0.15 per share for an aggregate of $100,000.  In addition to the issuance of the restricted common stock, the company issued 333,333 three year stock purchase warrants which have an exercise price of $0.40 per share.

If at any time after April 9, 2016, the first anniversary of the close of the private offering in which this Warrant was acquired by Holder, the common stock of the Company trades and closes at a price of more than $.50 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2014.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

The following discussion should be read in conjunction with the condensed Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the year ended November 30, 2014.

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

Greenplex is looking at options to move into the Cannabis industry and has entered into an agreement with C.S. Analytics LLC, which is based in Temecula, California and is an ISO/IEC 17925-2005 accredited cannabinoid profiling laboratory in the United States.  CSA is accredited in accordance with the recognized International Standard ISO/IEC 17025-2005 and this accreditation demonstrates technical competence for a defined scope and operation of a laboratory quality management system.

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

Agreement with Botanical Extractor Research Group LLC

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

Material Changes in Results of Operations

Since GreenPlex Services, Inc. was formed on September 2, 2009, we have earned minimal revenues of approximately $237,000 from sales of services.  Revenues of $0 were earned for the three months ended February 28, 2015 as compared to $0 for the three months ended February 28, 2014.  The decreased revenue in both periods was due to seasonality of the business.  We expect the revenue to be low through the period ending November 30, 2015 because we have abandoned the landscaping business and are investing into cannabis related industries.

For the three months ended February 28, 2015, we incurred $5,179 in general and administrative expenses, $534 in depreciation, $28,351 in professional fees, $23,768 in consulting fees, and $12,000 in payroll expenses, compared to the three months ended February 28, 2014 where we incurred $378 in general and administrative expenses, $2,337 in depreciation, $645 in professional fees, $0 in consulting fees, and $203 in payroll expenses.  The increase in operating expenses was due mainly to increased professional fees, consulting fees, salaries and compensation, and general and administrative expenses.  Professional fees substantially increased due to the company engaging in a private placement and new business exploration in the cannabis sector.  We expect our general and administrative expenses to increase in future periods due to the costs associated with engaging in a private placement and new business pursuits.  We expect the 2015 year end professional fees to increase in future periods from the proposed change in business direction.

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

As of February 28, 2015, we had $60 in cash, $9,959 in accounts receivable, and $1,832 in prepaid expenses.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.  Our recent cash burn rate in our operations over the three months ended February 28, 2015 has been approximately $25,000 per month.  We expect that that cash burn rate will increase substantially as we explore the option to move into the testing of Cannabis industry, per our Option to Joint Venture Agreement.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.  We are planning to have a private placement offering soon to raise funds to explore business opportunities in the cannabis sector.

Net cash used in operating activities for the three months ended February 28, 2015 was $15,024. as compared to the Net cash used in operating activities for the three months ended February 28, 2014 of $6,556.

Net cash provided from financing activities for the three months ended February 28, 2015, was $100 from short term loans and  stock sales, as compared to net cash provided from financing activities for the three months ended February 28, 2014, of $4,400 that included $5,600 or short term convertible notes and payments on notes of $1,200.

Subsequent Events

Due from Related Party - Director

On April 7, 2015, the Company loaned C.S. Analytics, LLC $25,000 at 6% interest for a period of 180 days.  Our Director Matthew Haskins is the president of C.S. Analytics, LLC.

Due to Related Party - 5% Holders

On February 25, 2015, a note payable was signed with IWJ Consulting Group, LLC controlled by Jerod Edington for the principal amount of $100 with no interest thereon and a maturity date of February 11, 2016.  This was repaid on March 10, 2015.

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

Consulting Agreement - Uptick Capital

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

Consulting Agreement - Walla Walla Grow, LLC

On April 7, 2015, GreenPlex Services, Inc., ("GreenPlex") entered into an Equipment Rental, Infrastructure Build Out, Staffing Services and Consulting Agreement with Walla Walla Grow LLC, (WWG) an unrelated party.  The agreement calls for Greenplex to undertake the construction of a Washington State Initiative 502 Tier 2 outdoor marijuana growing operation near the town of Washtucna, WA.  The projected cost of the project is $300,000.  $12,000 monthly payment to GreenPlex from WWG will begin in January of 2016 and continue for a period of 120 months.  The monthly payment schedule will be finalized when the project has been completed.

Issuance of Common Stock and Warrants

On April 9, 2015, GreenPlex entered into a definitive stock purchase agreements with one unaffiliated accredited investors who collectively purchased 666,667 shares of restricted common stock at $0.15 per share for an aggregate of $100,000.  In addition to the issuance of the restricted common stock, the company issued 333,333 three year stock purchase warrants which have an exercise price of $0.40 per share.

If at any time after April 9, 2016, the first anniversary of the close of the private offering in which this Warrant was acquired by Holder, the common stock of the Company trades and closes at a price of more than $.50 per share (as adjusted for share splits, recapitalizations or other similar adjustments) for more than 20 consecutive trading days and the resale of the Warrant Stock is covered by a then-current registration statement, then any outstanding Warrants shall become callable, in whole or in part, at $.01 at the discretion of the Company, upon ten (10) days prior written notice (the “Notice Period”) given to the Holder within five business days immediately following the end of such twenty (20) trading day period.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2015.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of February 28, 2015.

Changes in Internal Control Over Financial Reporting

As of February 28, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2015 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

GREENPLEX SERVICES, INC.
April 24, 2015	By:	/s/ Dale Robbins
Dale Robbins President (Principal Executive Officer)

/s/ Martin Murray
Martin Murray
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)