Form 10-Q
period 2015-05-31
GreenPlex Services, Inc.
filed 2020-08-05
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2015.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of August 4, 2020, 38,022,550 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	May 31, 2015	November 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$—	$14,984
Accounts receivable, net of allowance of $1,546	—	10,674
Prepaid expenses	—	11,750
Total Current Assets	—	37,408

Landscaping Equipment:
Landscaping equipment	—	25,921
Less: accumulated depreciation	—	(25,387)
Landscaping Equipment, net	—	534
Other Assets
Note receivable-Joint venture, including interest	—	20,728
Other Assets- JV investment	—	305,000
Total Other Assets	—	325,728

Total Assets	$—	$363,670

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$122,586	$64,021
Notes payable-related party	61,550	61,450
Convertible notes payable	280,000	280,000
Sales tax payable	—	825
Accrued payroll liabilities	1,961	3,096
Total Current Liabilities	466,097	409,392

Total Liabilities	466,097	409,392

Stockholders' Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,355,883 issued and outstanding	37,356	37,356
Additional paid-in capital	420,505	420,505
Accumulated deficit	(923,958)	(503,583)
Total Stockholders' Deficit	(466,097)	(45,722)

Total Liabilities and Stockholders' Deficit	$—	$363,670

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2015	2014	2015	2014
Revenues	$-	$10,360	$-	$10,360

Operating Expenses:
Professional fees	-	64,196	28,351	64,841
Consulting fees	-	-	23,768	-
Salaries and compensation	-	5,419	12,000	5,622
General and administrative	337,780	20,210	343,493	22,925
Total Operating Expenses	337,780	89,825	407,612	93,388

Loss from Operations	(337,780)	(79,465)	(407,612)	(83,028)

Other Expense:
Interest and Finance Charges, net	(6,553)	(1,532)	(12,763)	(854)

Loss Before Income Tax Provision	(344,333)	(80,997)	(420,375)	(83,882)
Income Tax Provision	-	-	-	-

Net Loss	$(344,333)	$(80,997)	$(420,375)	$(83,882)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	37,355,883	33,822,547	37,355,883	34,606,298

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows (Unaudited)
	For the Six Months Ended May 31,
	2015	2014
Cash Flow from Operating Activities
Net Loss	$(420,375)	$(83,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	534	2,337
Interest receivable-Joint Venture	(201)	—
Loss on JV investment	325,929	—
Changes in operating assets and liabilities:
Accounts receivable	10,674	(4,238)
Prepaid expenses	11,750	(5,000)
Accounts payable and accrued expenses	58,565	(1,331)
Sales tax payable	(825)	(1,514)
Accrued payroll liabilities	(1,135)	(5,207)
Net Cash Used in Operating Activities	(15,084)	(98,835)

Cash Flow from Investing Activities:
Other asset – JV investment	—	(50,000)
Net Cash Used by Investing Activities	—	(50,000)

Cash Flow from Financing Activities:
Proceeds from short term notes	—	81,600
Proceeds from sale of common stock	—	7,500
Proceeds from short term notes from related party	100	60,000
Payments on short term notes	—	(1,600)
Net Cash Provided by Financing Activities	100	147,500

Net Change in Cash	(14,984)	(1,335)
Cash, Beginning of Period	14,984	3,499
Cash, End of Period	$—	$2,164

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.

Notes to the Financial Statements

May 31, 2015

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Going Concern

As reflected in the unaudited financial statements, the Company has an accumulated deficit of $923,958 at May 31, 2015, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - Other Assets - Joint Venture Investment

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

The Management has evaluated if the investment has become impaired by discussions with management of the Investee Company, review of projections and budgets, and analysis of actual results. Based on this management believes that the investment has become fully impaired as of May 31, 2015.

NOTE 5 – Convertible Notes Payable

On April 8, 2014, the Company entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum due December 31, 2014.  The note's principal and interest are convertible at any time for common stock at the price of $0.027 per share. This note was extended to June 30, 2015. This note is in default.

On June 17, 2014, the Company entered into a definitive agreement with an unaffiliated accredited entity and executed a convertible promissory note relating to a loan in the amount of $75,000 at 8% interest per annum.  The note's principal and interest are convertible at any time for common stock at the price of $0.15 per share and Two Hundred Fifty Thousand (250,000) stock purchase warrants that are exercisable at $.60 per share for a period of three years after issuance.  The Warrants are callable at the option of GreenPlex for $0.001 per Warrant at any time after June 30, 2015 when the Common Stock trades at an average closing sales price of $0.75 or more for a period of 20 consecutive trading days, subject to the common stock underlying the warrants being registered with the Securities and Exchange Commission. This note is in default.

On October 31, 2014, the Company entered into a definitive agreement with an unaffiliated accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum.  The note's principal and interest are convertible at any time for common stock at the price of $0.15 per share.  The note expired March 31, 2015, and has not been extended. This note is in default.

On November 4, 2014, the Company entered into a definitive agreement with two unaffiliated accredited investors and executed two convertible promissory notes relating to loans in the aggregate amount of $80,000 at 8% interest per annum.  The two notes' principal and interest are convertible at any time for common stock at the price of $0.15 per share.  The notes expired March 30, 2015 and have not been extended. This note is in default.

Notes payable with related parties are disclosed in Note 6.

NOTE 6 - Related Party Transactions

On March 25, 2014, the Company entered into a definitive agreement with Mr. Manuel Graiwer and executed a ninety-day promissory note relating to a loan in the amount of $60,000 at 6% interest per annum.  The due date of this was extended to June 30, 2015.  This individual became a director of the company and an affiliate on April 30, 2014.  As a consideration of the loan, Greenplex issued a three years stock purchase warrant to purchase 550,000 shares of restricted common stock at $0.009 per share.  The Company valued these warrants issued at $2,100 on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants of $2,100 as additional paid-in capital. This note is in default.

Accounting and Tax Services

Certain accounting and tax services are performed by accounting firm Murray & Josephson, CPAs, LLC, that is owned by Marty Murray, a former officer and director of the Company.  As of May 31, 2015 and November 30, 2014, the Company owes this accounting firm $29,438 and $16,934, respectively, which is included with accounts payable and accrued expenses, and $12,504 was included in the Company’s expenses for the six months ended May 31, 2015.

Consulting Services

Key Financial Services, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of May 31, 2015 and November 30, 2014, the Company owes this firm $5,250 and has a credit of $10,750, respectively, which is included with accounts payable and accrued expenses.  $24,000 and $0 were included in the expenses for the six months ended May 31, 2015 and 2014, respectively.

Compensation of officers

Included in the financial statements, accounts payable and accrued expenses is $45,000 for the unpaid salaries at May 31, 2015.

At May 31, 2015 and November 30, 2014, Greenplex had accounts receivable for services to 5% related parties in aggregate of $0 and $3,601, respectively.

NOTE 7 – Warrants

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, November 30, 2013	0		$0	$0	$0	$—
Granted	6,749,999		0.0036-0.60	0.066	29,206	882,695
Canceled	0					—
Exercised	0					—
Expired	0					—
Balance, November 30, 2014	6,749,999		0.0036-0.60	0.066	29,206	$882,695
Granted	0					—
Canceled	0					—
Exercised	0					—
Expired	0					—
Balance, May 31, 2015	6,749,999		0.0036-0.60	0.066	29,206	$882,695

Earned and exercisable, May 31, 2015	6,749,999	$	0.0036-0.60	$0.066	$29,206	$882,695

The following table summarizes information concerning outstanding and exercisable warrants as of May 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0091	550,000	2.07	$0.0091	550,000	1.85	$0.0091
$0.00364	5,500,000	1.07	$0.00364	5,500,000	.76	$0.00364
$0.60	699,999	2.52	0.60	699,999	2.28	0.60

NOTE 8 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial.

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

Results of Operations

The three months ended May 31, 2015 compared to the three months ended May 31, 2014

Revenues of $0 were earned for the three months ended May 31, 2015 as compared to $10,360 for the three months ended May 31, 2014.  The decrease in revenue is a result of the Company abandoning the landscaping business.

For the three months ended May 31, 2015, we incurred $337,780 in general and administrative expenses (“G&A”) compared to the three months ended May 31, 2014 where we incurred $20,210 in G&A expense, $64,196 in professional fees and $5,419 in payroll expenses.  During the current period our G&A expense was a result of abandoning our current business. As a result, we wrote off all of our assets to expense. In the prior period we incurred increased professional fees primarily due to the company engaging in a private placement and new business exploration in the cannabis sector.

For the three months ended May 31, 2015, we incurred $6,553 of interest expense compared to $1,532 in the prior period. Our increase in interest expense is a direct result of the increase of our notes payable.

Our net loss for the three months ended May 31, 2015 was $344,333 compared to $80,997 in the prior period. Our increase in net loss is due to the write off of our assets.

The six months ended May 31, 2015 compared to the six months ended May 31, 2014

Revenues of $0 were earned for the six months ended May 31, 2015 as compared to $10,360 for the six months ended May 31, 2014.  The decrease in revenue is a result of the Company abandoning the landscaping business.

For the six months ended May 31, 2015, we incurred $343,493 in G&A expense compared to the six months ended May 31, 2014 where we incurred $22,925 in general and administrative expenses. During the current period our increase in G&A expense was a result of abandoning our current business.

For the six months ended May 31, 2015, we incurred $28,351 in professional fees, $23,768 in consulting fees and $12,000 in payroll expenses. In the prior period we incurred $64,841 in professional fees, $0 in consulting fees and $5,622 in payroll expenses.

For the six months ended May 31, 2015, we incurred $12,763 of interest expense compared to $854 in the prior period. Our increase in interest expense is a direct result of the increase of our notes payable.

Our net loss for the six months ended May 31, 2015 was $420,375 compared to $83,882 in the prior period. Our increase in net loss is due to the write off of our assets in the current period.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended May 31, 2015 was $15,084. as compared to net cash used in operating activities for the six months ended May 31, 2014 of $98,835.

Net cash provided from financing activities for the six months ended May 31, 2015, was $100 as compared to net cash provided from financing activities for the six months ended May 31, 2014, of $147,000.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2015.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of May 31, 2015.

Changes in Internal Control Over Financial Reporting

As of May 31, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPLEX SERVICES, INC.

August 5, 2020	By:	/s/ Kim S. Halvorson
Kim S. Halvorson Chief Fiance Officer, Director

GREENPLEX SERVICES, INC.

August 5, 2020	By:	/s/ Walter Weekes
Walter Weekes Chief Executive Officer