Form 10-Q
period 2015-08-31
GreenPlex Services, Inc.
filed 2020-08-05
CIK 1472998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2015.

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

Yes [  ]  No [X]

Number of shares outstanding of the issuer’s common stock as of August 4, 2020: 38,022,550 shares

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GreenPlex Services, Inc.
Balance Sheets

	August 31, 2015	November 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$—	$14,984
Accounts receivable, net of allowance of $1,546	—	10,674
Prepaid expenses	—	11,750
Total Current Assets	—	37,408

Landscaping Equipment:
Landscaping equipment	—	25,921
Less: accumulated depreciation	—	(25,387)
Landscaping Equipment, net	—	534
Other Assets
Note receivable-Joint venture, including interest	—	20,728
Other Assets- JV investment	—	305,000
Total Other Assets	—	325,728

Total Assets	$—	$363,670

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$129,139	$64,021
Notes payable-related party	61,550	61,450
Convertible notes payable	280,000	280,000
Sales tax payable	—	825
Accrued payroll liabilities	1,961	3,096
Total Current Liabilities	472,650	409,392

Total Liabilities	472,650	409,392

Stockholders' Deficit:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 37,355,883 issued and outstanding	37,356	37,356
Additional paid-in capital	420,505	420,505
Accumulated deficit	(930,511)	(503,583)
Total Stockholders' Deficit	(472,650)	(45,722)

Total Liabilities and Stockholders' Deficit	$—	$363,670

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2015	2014	2015	2014
Revenues	$-	$13,813	$-	$24,173

Operating Expenses:
Professional fees	-	74,297	28,351	139,138
Consulting fees	-	-	23,768	-
Salaries and compensation	-	13,411	12,000	19,033
General and administrative	-	56,478	343,493	79,403
Total Operating Expenses	-	144,186	407,612	237,574

Loss from Operations	-	(130,373)	(407,612)	(213,401)

Other Expense:
Interest and Finance Charges, net	(6,553)	(3,652)	(19,316)	(4,506)

Loss Before Income Tax Provision	(6,553)	(134,025)	(426,928)	(217,907)
Income Tax Provision	-	-	-	-

Net Loss	$(6,553)	$(134,025)	$(426,928)	$(217,907)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	37,355,883	35,807,531	37,355,883	34,958,703

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.
Statements of Cash Flows (Unaudited)
	For the Nine Months Ended August 31,
	2015	2014
Cash Flow from Operating Activities
Net Loss	$(426,928)	$(217,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	534	3,277
Interest receivable-Joint Venture	(201)	—
Loss on JV investment	325,929	—
Warrants issued for services	—	24,870
Changes in operating assets and liabilities:
Accounts receivable	10,674	(9,000)
Prepaid expenses	11,750	—
Accounts payable and accrued expenses	65,118	69,223
Sales tax payable	(825)	(1,659)
Accrued payroll liabilities	(1,135)	(4,779)
Net Cash Used in Operating Activities	(15,084)	(135,975)

Cash Flow from Investing Activities:
Other asset – JV investment	—	(130,000)
Note receivable – Joint Venture	—	(20,000)
Net Cash Used by Investing Activities	—	(150,000)

Cash Flow from Financing Activities:
Proceeds from short term notes	—	159,300
Proceeds from sale of common stock	—	117,500
Proceeds from short term notes from related party	100	60,000
Payments on short term notes	—	(2,850)
Net Cash Provided by Financing Activities	100	333,950

Net Change in Cash	(14,984)	47,975
Cash, Beginning of Period	14,984	3,499
Cash, End of Period	$—	$51,474

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to these unaudited financial statements.

GreenPlex Services, Inc.

Notes to the Financial Statements

August 31, 2015

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

NOTE 3 – Going Concern

As reflected in the unaudited financial statements, the Company has an accumulated deficit of $930,511 at August 31, 2015, and had a net loss and net cash used in operating activities for reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Management has evaluated if the investment has become impaired by discussions with management of the Investee Company, review of projections and budgets, and analysis of actual results. Based on this management believes that the investment has become fully impaired as of August 31, 2015.

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

Accounting and Tax Services

Certain accounting and tax services are performed by accounting firm Murray & Josephson, CPAs, LLC, that is owned by Marty Murray, a former officer and director of the Company.  As of August 31, 2015 and November 30, 2014, the Company owes this accounting firm $29,438 and $16,934, respectively, which is included with accounts payable and accrued expenses, and $12,504 was included in the Company’s expenses for the nine months ended August 31, 2015.

Consulting Services

Key Financial Services, Inc., an entity that is owned by a 5% shareholder of the Company provides consulting services to the Company.  As of August 31, 2015 and November 30, 2014, the Company owes this firm $5,250 and has a credit of $10,750, respectively, which is included with accounts payable and accrued expenses. $24,000 and $0 were included in the expenses for the nine months ended August 31, 2015 and 2014, respectively.

Compensation of officers

Included in the financial statements, accounts payable and accrued expenses is $45,000 for the unpaid salaries at August 31, 2015.

At August 31, 2015 and November 30, 2014, Greenplex had accounts receivable for services to 5% related parties in aggregate of $0 and $3,601, respectively.

NOTE 7 – Warrants

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, November 30, 2013	0		$0	$0	$0	$—
Granted	6,749,999		0.0036-0.60	0.066	29,206	882,695
Canceled	0					—
Exercised	0					—
Expired	0					—
Balance, November 30, 2014	6,749,999		0.0036-0.60	0.066	29,206	$882,695
Granted	0					—
Canceled	0					—
Exercised	0					—
Expired	0					—
Balance, August 31, 2015	6,749,999		0.0036-0.60	0.066	29,206	$882,695

Earned and exercisable, August 31, 2015	6,749,999	$	0.0036-0.60	$0.066	$29,206	$882,695

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0091	550,000	2.07	$0.0091	550,000	1.60	$0.0091
$0.00364	5,500,000	1.07	$0.00364	5,500,000	.25	$0.00364
$0.60	699,999	2.52	0.60	699,999	2.00	0.60

NOTE 8 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended August 31, 2015 compared to the three months ended August 31, 2014

Revenues of $0 were earned for the three months ended August 31, 2015 as compared to $13,813 for the three months ended August 31, 2014.  The decrease in revenue is a result of the Company abandoning the landscaping business.

For the three months ended August 31, 2015, we incurred $0 in general and administrative expenses (“G&A”) compared to the three months ended August 31, 2014 where we incurred $56,478 in G&A expense, $74,297 in professional fees and $13,411 in payroll expenses.  During the current period we had no operating expenses as a result of abandoning our business. In the prior period we incurred increased professional fees primarily due to the company engaging in a private placement and new business exploration in the cannabis sector.

For the three months ended August 31, 2015, we incurred $6,553 of interest expense compared to $3,652 in the prior period. Our increase in interest expense is a direct result of the increase of our notes payable.

Our net loss for the three months ended August 31, 2015 was $6,553 compared to $134,025 in the prior period.

The nine months ended August 31, 2015 compared to the nine months ended August 31, 2014

Revenues of $0 were earned for the nine months ended August 31, 2015 as compared to $24,173 for the nine months ended August 31, 2014.  The decrease in revenue is a result of the Company abandoning the landscaping business.

For the nine months ended August 31, 2015, we incurred $343,493 in G&A expense compared to the nine months ended August 31, 2014 where we incurred $79,403 in G&A expenses. During the current period our increase in G&A expense was a result of abandoning our current business. As a result, we wrote off all of our assets to expense.

For the nine months ended August 31, 2015, we incurred $28,351 in professional fees, $23,768 in consulting fees and $12,000 in payroll expenses. In the prior period we incurred $139,138 in professional fees, $0 in consulting fees and $19,033 in payroll expenses.

For the nine months ended August 31, 2015, we incurred $19,316 of interest expense compared to $4,506 in the prior period. Our increase in interest expense is a direct result of the increase of our notes payable.

Our net loss for the nine months ended August 31, 2015 was $426,928 compared to $217,907 in the prior period. Our increase in net loss is due to the write off of our assets in the current period.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended August 31, 2015 was $15,084 as compared to net cash used in operating activities for the nine months ended August 31, 2014 of $135,975.

Net cash used in investing activities for the nine months ended August 31, 2015, was $0 as compared to net cash used in investing activities for the nine months ended August 31, 2014, of $150,000.

Net cash provided from financing activities for the nine months ended August 31, 2015, was $100 as compared to net cash provided from financing activities for the nine months ended August 31, 2014, of $333,950.

Critical Accounting Policies and Estimates

See Notes to the Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2015.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of August 31, 2015.

Changes in Internal Control Over Financial Reporting

As of August 31, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2015 that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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